Form 10-Q
period 2013-04-30
Arax Holdings Corp
filed 2013-05-29
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-185928

ARAX HOLDINGS CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2013 (Primary Standard Industrial Classification Number)	EIN 99-0376721 (IRS Employer Identification Number)

 Salvador Diaz Miron 87, Colonia

Santa Maria La Ribera, Mexico 06400

(786) 404 1183

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2013
Common Stock: $0.001	8,000,000

3 | Page

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	April 30, 2013 (unaudited)	October 31, 2012 (audited)
Current Assets
Cash and cash equivalents	$ 42	$ 8,033

Total Current Assets	$ 42	8,033

Fixed Assets
Equipment	571	571

Total Fixed Assets	571	571

Total Assets	$ 613	$ 8,604
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Loan from director	$ 2,221	$ 671

Total current liabilities	$ 2,221	671

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares
authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	0	0
Retained Earnings	(79)	-
Deficit accumulated during the development stage	(9,529)	(67)

Total stockholders’ equity	(1,608)	7,933

Total liabilities and stockholders’ equity	$ 613	$ 8,604

4 | Page

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the period three months ended April 30, 2013 (unaudited)	For the period six months ended April 30, 2013 (unaudited)	For the period from February 23, 2012 (Inception) to April 30, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Bank Service Charges	71	95	174
Professional Fees	3,240	9,434	9,434

TOTAL OPERATING EXPENSES	3,311	9,529	9,608

NET LOSS FROM OPERATIONS	(3,311)	(9,529)	(9,608)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	(3,311)	(9,529)	$ (9,608)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND
DILUTED	8,000,000	8,000,000

5 | Page

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the period six months ended April 30, 2013 (unaudited)	For the Period from February 23, 2012 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (9,529)	$ (9,608)
CASH USED IN OPERATING ACTIVITIES	(9,529)	(9,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	571
CASH PROVIDED BY INVESTING ACTIVITIES	-	$ 571

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000
Loan from director	1,550	2,221
CASH PROVIDED BY FINANCING ACTIVITIES	1,550	10,221

Net increase (decrease) in cash and cash equivalents	(7,979)	42
Cash, beginning of period	8,021	-
Cash, end of period	$ 42	$ 42

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	$ -
Income taxes paid	-	$ -

6 | Page

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arax Holdings Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 23, 2012.   We are planning to start operations in the business of selling hot dogs from mobile stands in Mexico. We plan to spread our operation throughout Mexico’s major cities. We are planning to have 5-15 hot dog stands per city, to become noticeable and familiar to our customers.

The Company’s headquarters are located in Mexico.  The Company has not generated any revenues or incurred any costs in implementing its operating strategies.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company has adopted an October 31 fiscal year end.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  The company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of amounts due to its sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to

7 | Page

reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

 As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years are subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the period ending April 30, 2013.

Recent Accounting Pronouncements

Because the Company has been recently organized and has not commenced operations, the new accounting standards have no significant impact on the financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 – COMMON STOCK

On October 26, 2012, the Company issued 8,000,000 shares of common stock for cash proceeds of $8,000 at $0.001 per share.

The Company had 8,000,000 shares of common stock issued and outstanding as of April 30, 2013.

NOTE 4 – RELATED PARTY TRANSACTION

8 | Page

The Company owes its CEO, Vladimir Leonov, a total of $2,221 as of April 30, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 5 – INCOME TAXES

As of April 30, 2013 the Company had a net operating loss carry-forward of approximately $ 3,311 that can be used to offset future taxable income and begins to expire in 2031.  Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of April 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

9 | Page

We were incorporated in the State of Nevada on Feb. 23, 2012.We are planning to start operations in the business of selling hot dogs from mobile stands in Mexico We plan to spread our operation throughout Mexico’s major cities: Mexico City, Guadalajara, Monterrey, Leon. We have not decided on the future size or cost of our expansion at this time.  We will be following our business plan from one city to another.  The expansion will be funded from our future revenues and additional sale of our shares. The time frame of the expansion will depend solely on the availability of funding from the revenue. We are planning to place 5-30 hot dog stands per city, to become noticeable and familiar to our customers. Hot dog stand would generally stay in the same location each day. There is no guarantee that we are going to be able to expand our hot dog stands and locations.

The business steps are as follows:

a) Purchase hot dog machines from Mexico

b) Build/purchase Hot Dog stands in Mexico

c) Buy necessary food products locally

d) Place stands

We are planning to hire one sales person for each stand who will be compensated solely by commission payments from gross sales (25%). When we will have at least 3-5 stands in the city, we intend to hire manager to help set up, control and manage operations. The manager will be receiving 10% from the sales from each stand. As well, we are planning to expand our menu in 1-1.5 years if we have at least five stands in one city. The cost of the products we want to add, in the future, to our expanded menu will be provided by income generated from the sales. There is no need to invest in high volume of stock due to availability of such products in regular stores around Mexico.

Marketing/ Locations

The sales and marketing strategy is to focus placing hot dog stands in the following locations:

1) Parking lot of large retail store, factory, plaza, or mall.

2) Industrial park or commercial complex.

3) Park, beach, pier, zoo, golf course.

4) Downtown street corner or parking lot.

5) University, college, high school.

6) Court house, military base, government complex.

7) Office building, hospital, call center.

8) Transportation hub such as bus, train, subway, airport, marina, truck stop, service station, car wash.

We have not begun obtaining any permits yet. Most municipal permits will allow us to place our stands on public property. We will be required to obtain agreements with owners of the following locations, for example: office building, call center, large retail store, factory and malls. We plan to have a revenue sharing agreement with the owners of certain locations in order to operate our stands. Depending on the location, we plan to offer from 20% to 35%, from the revenue, to the owner of the location.

Promotional Strategy

The company will promote in the following ways:

Stand	Media	Frequency	Year 1 Budget
Print	Direct-mail coupons	1,000 per month	$650
Print	Door Hangers/menus	2,000 per month	$700
Print	Mailbox Mailer coupons	15,000 per month	$200
Print	Mailbox Mailer coupons	15,000 per month	$600

Product Description

10 | Page

We plan on purchasing the following type of hot dog machine:

CRADLE BROIL-O-DOG HOT DOG BROILER, 18 DOGS Model: HD-12Star Manufacturing cradle Broil-O-Dog hot dog broiler. Capacity; 18 hot dog / 12 buns. There are many way to cook hot dogs and one of them is to broil. Broiling is a form of cooking that involves dry heat (electrical) applied to the surface of food, commonly from above or below. Approximate cooking/broiling time is 15-20 minutes; Cradle Broil-O-Dog features a lighted on/off switch, adjustable infinite control and  it is our belief a momentary wheel switch helps for easy loading and unloading of product.  Special glass reflects radiant energy back into the cabinet and it is our belief that it increases the speed of cooking and decreases the exterior temperature. Broil-O-Dogs stainless steel cradle-type hot dog wheel provides basting action that rolls the dogs resulting in cooked products. Specially coated glass reflects radiant energy back into the cabinet, increasing speed of cooking and decreasing exterior temperature. It is our belief that built-in pull out heated bun warmer with removable, washable, stainless steel pan - keeps buns warm and ready to serve.  This is our understanding of how it is supposed to operate. Dimensions of the hot dog machine are: 24" H x 13-1/2" W x 14-1/2" D. Our supplier is TOLLEDO REFRIGERACION NASIONAL S.A. based in Mexico. Our supplier agreed to supply us with before mentioned hot dog machine for $ 980. We are required to pay for our own shipping. Our supplier will provide us with one year warranty on parts and labor. The above terms are verbal; we do not have a written agreement.

Each stand with hot dog machine is one meter wide, two meters long and one meter high. (2m square). The stand will be delivered to the location by truck. The cost of the delivery is included in the price of the stand. The cost of the hot dog machine does not include delivery to the location of the stand but it does include shipping from manufacture to our office, due to the side of the hot dog boiler, delivery to the location of the stand it will be done by the car or truck. Our director and president Vladimir Leonov owns a truck and a small 2m trailer in his present possession which  he intend to use to move our stands to different locations when necessary. Transportation between different locations, due to the size of the stand: 1m H x 1m W x 2m L will be done by small pickup truck or on a trailer.

Pricing

Our pricing will be determined by averaging surrounding restaurants that provide our type of service and charging that average.  We plan to raise the price of our product periodically to keep in pace with the rising commodity prices and inflation.

Suggested Sale Price: Hot Dog price – 40 Peso ($3)

Cost – 13 Peso ($1)

Profit – 27 Peso ($2)

The cost estimate we have provided is based on the prices in regular stores in Mexico. The sale price of the hot dog is based on a prices offered by similar hot dog vendors in Mexico. We do not have suppliers, we do not have made any agreements with suppliers for the food you intend to sell in your hot dog stands, and we plan to purchase products from stores as needed.

Industry & Market

Target Market / Description of Customer Base:

Our typical customers are families, working professionals that are looking for a simple treat for lunch and children.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three And Six Months Period Ended April 30, 2013

11 | Page

Our net loss for the three months period ended April 30, 2013 was $3,311. Our net loss for six months period ended April 30, 2013 was $ 9,529.  During the three and six month periods ended April 30, 2013 we have not generated any revenue.

During the three month period ended April 30, 2013, our operating expenses were bank service charges and professional fees $3,311.  During the six months period ended April 30, 2013, our operating expenses were bank service charges and professional fees of $ 9,529. The weighted average number of shares outstanding was 8,000,000 for the three and six months period ended April 30, 2013.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2013

As at April 30, 2013, our total assets were $613 compared to $8,604 in total assets at October 31, 2012. Total assets were comprised of $42 in cash and equipment expenses of $571. As at April 30, 2013, our current liabilities were $2,221. Stockholders’ equity was $ (1,608) as of April 30, 2013 compare to stockholders' equity of $7,933 as of October 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended April 30, 2013, net cash flows used in operating activities was $(9,529). For the period from inception (February 23, 2012) to April 30, 2013, net cash flows from operating activities was $(9,608).

Cash Flows from Investing Activities

For the six months period ended April 30, 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended April 30, 2013, cash flow for financing activities was $1,550. For the period from inception (February 23, 2012) to April 30, 2013, net cash provided by financing activities was $10,221 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or

12 | Page

opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our October 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

13 | Page

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arax Holdings Corp.
Dated: May 28, 2013	By: /s/ Vladimir Leonov
Vladimir Leonov, President and Chief Executive Officer and Chief Financial Officer

14 | Page