Form 10-Q
period 2013-07-31
Arax Holdings Corp
filed 2013-08-29
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X  ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2013
Common Stock: $0.001	10,300,000

3 | Page

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	July 31, 2013 (unaudited)	October 31, 2012 (audited)
Current Assets
Cash and cash equivalents	$ 17,651	$ 8,021

Total Current Assets	$ 17,651	8,021

Fixed Assets
Equipment	571	571

Total Fixed Assets	571	571

Total Assets	$ 18,222	$ 8,592
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued Expenses	1,500	-
Loan from director	$ 4,221	$ 671

Total current liabilities	$ 5,721	671

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares
authorized;10,300,000 and 8,000,000 shares issued and outstanding	10,300	8,000
Additional paid in capital	20,700	0
Deficit accumulated during the development stage	(18,499)	(79)

Total stockholders’ equity	(12,501)	7,921

Total liabilities and stockholders’ equity	$ 18,222	$ 8,592

See accompanying notes to condensed financial statements.

4 | Page

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the period three months ended July 31, 2013 (unaudited)	For the period nine months ended July 31, 2013 (unaudited)	For the period from February 23, 2012 (Inception) to July 31, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Bank Service Charges	811	950	985
Professional Fees	8,080	17,514	17,514

TOTAL OPERATING EXPENSES	8,891	18,464	18,499

NET LOSS FROM OPERATIONS	(8,891)	(18,464)	(18,499)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	(8,891)	(18,464)	$ (18,499)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND
DILUTED	9,096,522	8,331,842

See accompanying notes to condensed financial statements.

5 | Page

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the period nine months ended July 31, 2013 (unaudited)	For the Period from February 23, 2012 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (18,464)	$ (18,499)
Accrued Expenses	1,500	1,500
CASH USED IN OPERATING ACTIVITIES	(16,964)	(16,999)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(571)	(571)
CASH PROVIDED BY INVESTING ACTIVITIES	(571)	$ (571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	31,000	31,000
Loan from director	4,121	4,221
CASH PROVIDED BY FINANCING ACTIVITIES	35,121	35,221

Net increase (decrease) in cash and cash equivalents	17,586	17,651
Cash, beginning of period	8,021	-
Cash, end of period	$ 17,651	$ 17,651

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	$ -
Income taxes paid	-	$ -

See accompanying notes to condensed financial statements.

6 | Page

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Company has adopted an October 31 fiscal year end.

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Development Stage Company

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

7 | Page

The Company’s financial instruments consist of amounts due to its sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-

than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years are subject to examination by Federal and state jurisdictions.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the period ending July 31, 2013.

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

8 | Page

On July 18, 2013, the Company issued 2,300,000 shares of common stock for cash proceeds of $23,000 at $0.01 per share.

The Company had 10,300,000 shares of common stock issued and outstanding as of July 31, 2013.

NOTE 4 – RELATED PARTY TRANSACTION

The Company owes its CEO, Vladimir Leonov, a total of $4,221 as of July 31, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 5 – INCOME TAXES

As of July 31, 2013 the Company had a net operating loss carry-forward of approximately $ 6,272 that can be used to offset future taxable income and begins to expire in 2031.  Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of July 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

9 | Page

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

Three And Nine Months Period Ended July 31, 2013

Our net loss for the three months period ended July 31, 2013 was $8,891. Our net loss for nine months period ended July 31, 2013 was $ 18,464.  During the three and nine month periods ended July 31, 2013 we have not generated any revenue.

During the three month period ended July 31, 2013, our operating expenses were bank service charges $811 and professional fees $8,080.  During the nine months period ended July 31, 2013, our operating expenses were bank service charges $950 and professional fees of $ 17,514. The weighted average number of shares outstanding was 9,096,522 and 8,331,842 for the three and nine months period ended July 31, 2013.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2013

As at July 31, 2013, our total assets were $18,222 compared to $8,592 in total assets at October 31, 2012. Total assets were comprised of $17,651 in cash and equipment expenses of $571. As at July 31, 2013, our current liabilities were $5,721. Stockholders’ equity was $ (12,501) as of July 31, 2013 compare to stockholders' equity of $7,921 as of October 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended July 31, 2013, net cash flows used in operating activities was $(16,964). For the period from inception (February 23, 2012) to July 31, 2013, net cash flows from operating activities was $(16,999).

Cash Flows from Investing Activities

10 | Page

For the nine months period ended July 31, 2013, net cash flows used in investing activities was $ (571).  For the period from inception (February 23, 2012) to July 31, 2013, net cash flows from investing activities was $ (571).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended July 31, 2013, cash flow for financing activities was $35,121. For the period from inception (February 23, 2012) to July 31, 2013, net cash provided by financing activities was $35,221 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Arax Holdings Corp.
Dated: August 29, 2013	By: /s/ Vladimir Leonov
Vladimir Leonov, President and Chief Executive Officer and Chief Financial Officer

13 | Page