Form 10-K
period 2013-10-31
Arax Holdings Corp
filed 2014-01-13
CIK 1566243

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of January 14, 2014, the registrant had 10,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 14, 2013.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

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

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

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

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of October 31, 2013, no shares of our common stock have traded.

Number of Holders

As of October 31, 2013, the 10,300,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2012 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED OCTOBER 31, 2012 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2013.

Our net loss for the fiscal year ended October 31 2013 was $ 30,933 compared to a net loss of $79 during the fiscal year ended October 31, 2012. During fiscal year ended October 31, 2013, the Company has not generated any revenue.

During the fiscal year ended October 31, 2013, we incurred professional fees expense of $ 29,734 and bank fees of $ 918 compared to business license and permits of $ 167.  During the fiscal year ended October 31, 2012, we incurred bank service charges of $ 79.

Expenses incurred during the fiscal year ended October 31, 2013 compared to fiscal year ended October 31, 2012 increased primarily due to the increased scale and scope of business operations.

The weighted average number of shares outstanding was 9,096,522 for the fiscal year ended October 31, 2013 compared to 161,943 for the period from February 23, 2012 to October 31, 2012.

Expenses incurred during fiscal year ended October 31, 2013 compared to fiscal year ended October 31, 2012 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2013

As of October 31, 2013, our total assets were $3,752 comprised of cash of $3,752 and equipment less accumulated depreciation of $457 and our total liabilities were $4,221 comprised of notes payable to related parties.

As of October 31, 2012, our total assets were $8,021 comprised of cash and cash equivalents.  Stockholders’ equity decreased from $7,921 as of October 31, 2012 to  $ 12 as of October 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2013, net cash flows used in operating activities were ($30,933). For the fiscal year ended October 31, 2012, net

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

cash flows used in operating activities were ($79). Net cash flows used in operating activities were ($31,012) for the period from inception (February 23, 2012) to October 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended October 31, 2013, net cash from financing activities was $26,550 consisting of $23,000 of proceeds from issuances of common stock and $3,550 in loan from a director.  For the fiscal year ended October 31, 2012, net cash from financing activities was $8,671 consisting of $8,000 of proceeds received from issuances of common stock and $671 in loan from a director. For the period from inception (February 23, 2012) to October 31, 2013, net cash provided by financing activities was $35,221 consisting of $31,000 of proceeds received from issuances of common stock and $4,221 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2013 and October 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2013

AND THE PERIODS

FROM FEBRUARY 23, 2012 (DATE OF INCEPTION) TO OCTOBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

F-0

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of October 31, 2013 and 2012

F-2

Statements of Operations for the year ended October 31, 2013 and for the periods from February 23, 2012 (Date of Inception) to October 31, 2012 and 2013

F-3

Statement of Changes in Stockholders’ Equity for the period

 from February 23, 2012 (Date of Inception)to  October 31, 2013

F-4

Statements of Cash Flows for the year ended October 31, 2013 and for the periods from February 23, 2012 (Date of Inception) to October 31, 2012 and 2013

F-5

Notes to the Financial Statements

                                                                    11-14

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arax Holdings Corp.

Salvador Diaz Miron 87, Colonia

Santa Maria Ribera, Mexico, 06400

We have audited the accompanying balance sheets of Arax Holdings Corp. (a development stage company) as of October 31, 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended October 31, 2012 and for the period from February 23, 2012 (Inception) to October 31, 2012 were audited by another auditor who expressed an unqualified opinion on November 28, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arax Holdings Corp. as of October 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (February 23, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado	S/o Cutler&CoLLC
January 14, 2014	Cutler & Co. LLC F-0

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arax Holdings Corp.

Colonia Santa Maria La Ribera C.P., Mexico

I have audited the accompanying balance sheet of Arax Holdings Corp. (a development stage company) as of October 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from February 23, 2012 (inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arax Holdings Corp. as of October 31, 2012, and the results of its operations and its cash flows for the period from February 23, 2012 (inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

November 28, 2012

RONALD R. CHADWICK, P.C.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	October 31, 2013	October 31, 2012
Current Assets
Cash and cash equivalents	$ 3,752	$ 8,021

Total Current Assets	$ 3,752	8,021

Fixed Assets
Equipment less accumulated depreciation	457	571

Total Fixed Assets	457	571

Total Assets	$ 4,209	$ 8,592
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Loan from director	$ 4,221	$ 671

Total Current Liabilities	4,221	671

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares
authorized;10,300,000 and 8,000,000 shares issued and outstanding at October 31, 2013 and 2012 respectively	10,300	8,000
Additional paid in capital	20,700	-
Deficit accumulated during the development stage	(31,012)	(79)

Total Stockholders’ Equity	12	7,921

Total Liabilities and Stockholders’ Equity	$ 4,209	$ 8,592

See accompanying notes to financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended October 31, 2013	From February 23, 2012 (Inception) to October 31, 2012	From February 23, 2012 (Inception) to October 31, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation Expense	114	-	114
Bank Service Charges	918	79	997
Business Licenses and Permits	167	-	167
Professional Fees	29,734	-	29,734

TOTAL OPERATING EXPENSES	30,933	79	31,012

NET LOSS FROM OPERATIONS	(30,933)	(79)	(31,012)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (30,933)	$ (79)	$ (31,012)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,096,522	161,943
* denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

ARAX HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Inception, February 23, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	8,000,000	8,000	-	-	8,000

Net loss for the year ended October 31, 2012	-	-	-	(79)	(79)

Balance, October 31, 2012	8,000,000	8,000	0	(79)	7,921

Shares issued for cash at $0.01 per share	2,300,000	2,300	20,700	-	23,000

Net loss for the year ended
October 31, 2013	-	-	-	(30,933)	(30,933)
Balance, October 31, 2013	10,300,000	$ 10,300	$ 20,700	$ (31,012)	$ 12

See accompanying notes to financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the year ended October 31, 2013	From February 23, 2012 (Inception) to October 31, 2012	From February 23, 2012 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (30,933)	$ (79)	$ (31,012)

CASH USED IN OPERATING ACTIVITIES	(30,933)	(79)	(31,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment less depreciation	-	(571)	(457)
CASH USED IN INVESTING ACTIVITIES	-	(571)	$ (457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	23,000	8,000	31,000
Loan from director	3,550	671	4,221
CASH PROVIDED BY FINANCING ACTIVITIES	26,550	8,671	35,221

Net increase (decrease) in cash and cash equivalents	4,269	8,021	3,752

Cash, beginning of period	8,021	-	-

Cash, end of period	$ 3,752	$ 8,021	$ 3,752

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2013

AND THE PERIODS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arax Holdings Corp. (“the Company”,”we”, “us” or “our”) was incorporated under the laws of the State of Nevada on February 23, 2012 (“Inception”).   We are planning to start operations in the business of selling hot dogs from mobile stands in Mexico. We plan to spread our operation throughout Mexico’s major cities. We are planning to have 5-15 hot dog stands per city, to become noticeable and familiar to our customers.

The Company’s headquarters are located in Mexico.  The Company has not generated any revenues to date.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $30,886 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand,loans from directors and, or, the private placement of shares of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the twelve months ended October 31, 2013 or the period from February 23, 2012 (Date of Inception) to October 31, 2012.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-

than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years are subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the period ending October 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

On October 26, 2012, the Company issued 8,000,000 shares of common stock for cash proceeds of $8,000 at $0.001 per share.

On October 18, 2013, the Company issued 2,300,000 shares of common stock for cash proceeds of $23,000 at $0.01 per share.

The Company had 10,300,000 shares of common stock issued and outstanding as of October 31, 2013.

NOTE 5 – RELATED PARTY TRANSACTION

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company owes its principal shareholder and Chief Executive Officer, Vladimir Leonov, a total of $4,221 as of October 31, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 6 – INCOME TAXES

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those  temporary differences are expected to be recovered or settled.

As of October 31, 2013 the Company had a net operating loss carry-forward of approximately $ 10,501 that can be used to offset future taxable income and begins to expire in 2031.  Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of October 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at October 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Vladimir Leonov Salvador Diaz Miron # 87 Locales B y C. Colonia Santa Maria la Ribera, Mexico DF, C.P. 06400	35	President, Secretary, Treasurer and Director

 Vladimir Leonov has been involved in restaurant business since 2001. "Santa Maria La

Ribera" - Salvador Diaz Miron #87, Esquina. Dr. ATL, Frenta al parquet Alameda and "Lertan Valle" - Avenida Universidad #538, casi esquina con Eje 6 Sur - he start working in both restaurants in 2001 and still working there. Over this period of time he has held positions as cashier, assistant manager, and, for the past three years (2009-present), restaurant manager. Mr. Leonov qualifications to serve on our Board of Directors are primarily based on his experience in the restaurant business and knowledge of the food industry.

Vladimir Leonov has acted as our President, Secretary, Treasurer and sole

Director since our incorporation on Feb 23, 2012. Our president will be devoting approximately 50% of his business time to our operations. Once we expand operations, and are able to attract more customers to purchase our product,

Vladimir Leonov has agreed to commit more time as required. Because Vladimir

Leonov will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result,

operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Vladimir Leonov who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on February 23, 2012 until October 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vladimir Leonov	2012	0	0	0	0	0	0	0	0
President, Treasurer and Secretary	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vladimir Leonov Salvador Diaz Miron #87 Locales B y C. Colonia Santa Maria la Ribera, Mexico DF, C. P 06400	8,000,000 shares of common stock (director)	78%

The percent of class is based on 10,300,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended October 31, 2013, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended April 30, 2012, July 31, 2012, and October 31, 2012.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARAX HOLDINGS CORP.
Dated: January 14, 2013	By: /s/ Vladimir Leonov
Vladimir Leonov, President and Chief Executive Officer and Chief Financial Officer