Form 10-Q
period 2014-01-31
Arax Holdings Corp
filed 2014-03-17
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 333-185928

ARAX HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	99-0376721
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2329 N. Career Avenue Suite 206 Sioux Falls, SD 57107
(Address of Principal Executive Offices)

(605) 553-2238
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 17, 2014
Common Stock: $0.001	10,300,000

Arax Holdings Corp.

Form 10-Q

Index

PART 1	FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	3

a)	Balance Sheets As of January 31, 2014 (Unaudited) and October 31, 2013 (Audited)	3

b)	Statements of Operations (Unaudited) For the Three Month Periods ended January 31, 2014 and 2013 and the Period from February 23, 2012 (Inception) to January 31, 2014	4

c)	Statements of Changes in Stockholders’ Equity (Deficit) for the Period from February 23, 2012 (Inception) to January 31, 2014	5

d)	Statements of Cash Flows (Unaudited) For the Three Month Periods Ended January 31, 2014 and 2013 and the Period from February 23, 2012 (Inception) to January 31, 2014	6

e)	Notes to Financial Statements (Unaudited) For the Three Month Periods Ended January 31, 2014 and 2013 and the Period from February 23, 2012 (Inception) to January 31, 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION	13

Item 6	Exhibits	13

	Signatures	14
2

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	January 31, 2014 (unaudited)	October 31, 2013 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$3,752
Total Current Assets	—	3,752
Fixed Assets
Equipment	—	457
Total Fixed Assets	—	457

Total Assets	$—	$4,209
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from director	$—	$4,221
Total Current Liabilities	—	4,221
Stockholders’ Equity (Deficit):
Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	20,700
Deficit accumulated during the development stage	(35,848)	(31,012)
Total Stockholders’ Equity (Deficit)	—	(12)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$4,209

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended January 31, 2014 (unaudited)	For the three months ended January 31, 2013 (unaudited)	For the period from February 23, 2012 (Inception) to January 31, 2014

REVENUES	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	29	—	143
Bank Service Charges	24	24	1,021
Business Licenses and Permits	—	—	167
Professional Fees	4,354	6,194	34,089
Loss on Disposal of Assets	428	—	428
TOTAL OPERATING EXPENSES	4,836	6,218	35,848

NET LOSS FROM OPERATIONS	(4,836)	(6,218)	(35,848)

PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	(4,836)	(6,218)	(35,848)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	161,943

* denotes loss of less than $(0.01) per share

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Inception, February 23, 2012	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	8,000,000	8,000	—	—	8,000

Net loss for the period ended October 31, 2012	—	—	—	(79)	(79)

Balance, October 31, 2012 - audited	8,000,000	8,000	—	(79)	7,921

Shares issued for cash at $0.01 per share	2,300,000	2,300	20,700	—	23,000

Net loss for the year ended October 31, 2013	—	—	—	(30,933)	(30,933)

Balance, October 31, 2013 - audited	10,300,000	10,300	20,700	(31,012)	(12)

Forgiveness of loan from director	—	—	4,848	—	4,848

Net loss for the period ended January 31, 2014	—	—	—	(4,836)	(4,836)

Balance, January 31, 2014 - unaudited	10,300,000	$10,300	$25,548	$(35,848)	$—

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the three months ended January 31, 2014 (unaudited)	For the three months ended January 31, 2013 (unaudited)	For the Period from February 23, 2012 (Inception) to January 31, 2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,836)	$(6,218)	$(35,848)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation expense	29	—	29
Loss on disposal of fixed assets	428	—	428
CASH USED IN OPERATING ACTIVITIES	(4,379)	(6,218)	(35,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	—	—	(457)
CASH USED IN INVESTING ACTIVITIES	—	—	(457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	31,000
Loan from director	627	—	4,848
CASH PROVIDED BY FINANCING ACTIVITIES	627	—	35,848

Net (decrease) increase in cash and cash equivalents	(3,752)	(6,218)	—
Cash, beginning of period	3,752	8,021	—
Cash, end of period	$—	$1,803	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$428	$—	$428
Forgiveness of loan from director	$4,848	$—	$4,848

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013 AND THE PERIOD
FROM FEBRUARY 23, 2012 (INCEPTION) TO JANUARY 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arax Holdings Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico.

Effective January 16, 2014, Vladimir Leonov, the Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of common stock of the Company (approximately 77% of the issued and outstanding shares of common stock of the Company) owned by him to Thru Pharma, LLC (d/b/a pharmaCline), a Delaware limited liability company (“Thru Pharma”), for total cash consideration of $275,000 in a private transaction (the “Acquisition”). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with the Company, and Steven J. Keough, was elected as a director of the Company and appointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

Following the changes in control and management of the Company related to the Acquisition, the Company intends to reevaluate its operations and business plan.

The Company has not generated any revenues and has incurred only nominal costs in implementing its business plan.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of January 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has adopted an October 31 fiscal year end.

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period, and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period are not necessarily indicative of operations for a full year.

Development Stage Company

A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues therefrom.  The Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception (February 23, 2012) to the current balance sheet date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

At January 31, 2014 the Company had no financial instruments. As at October 31, 2013, the Company’s sole financial instrument consisted of amounts due to its former sole officer, director and major stockholder. The carrying amount of this financial instrument approximated its fair value due to its short-term maturity.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three-month periods ending January 31, 2014 and 2013.

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

The Company had 10,300,000 shares of common stock issued and outstanding as of January 31, 2014.

NOTE 5 – RELATED PARTY TRANSACTION

The Company owed its principal shareholder and Chief Executive Officer, Vladimir Leonov, a total of $4,221 as of October 31, 2013, in the form of an unsecured loan.  The note was due on demand and was non-interest bearing.

During the three months ended January 31, 2014, Mr. Leonov advanced the Company a further $615 for working capital purposes.

Effective January 16, 2014, coincidental with the sale of his controlling interest in the Company, Mr. Leonov forgave repayment of his outstanding loan balance which was credited to additional paid in capital at that time.

NOTE 6 – INCOME TAXES

As of October 31, 2013, the Company had a net operating loss carry-forward of approximately $10,501 that may be used to offset future taxable income and begins to expire in 2031.  Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued on March 17, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements which reflect management’s expectation or belief concerning future events that involve risks and uncertainties. Our actions, results and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in our Registration Statement on Form S-1 filed with the SEC on April 25, 2013 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited financial statements and related notes included in this Report, as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2013.

Overview

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico.

Effective January 16, 2014, Vladimir Leonov, the Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of our common stock (approximately 77% of the issued and outstanding shares of common stock of the Company) owned by him to Thru Pharma, LLC (d/b/a PharmaCline), a Delaware limited liability company (“Thru Pharma”), for total cash consideration of $275,000 in a private transaction (the “Acquisition”). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with us, and Steven J. Keough, was elected as our director and appointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer. Following the changes in control and management of the Company related to the Acquisition, we intend to reevaluate our business plan.

Results of Operations

Three-Month Period Ended January 31, 2014 Compared to Three-Month Period Ended January 31, 2013

Revenue

We recognized no revenue in the three-month periods ended January 31, 2014 and 2013 as we are a development stage company and have not commenced operations as yet.

Operating Expenses

During the three-month period ended January 31, 2014, our operating expenses were depreciation expense of $29, bank service charges of $24, professional fees of $4,355 and loss on disposal of a fixed asset of $428 compared with operating expenses for the three-month period ended January 31, 2013 of bank service charges of $24 and professional fees of $6,194.

Net Loss

Our net loss for the three-month period ended January 31, 2014 was $4,836 compared to $6,218 for the three months ended January 31, 2013 due to the factors described above.

Liquidity and Capital Resources

At January 31, 2014 we had no assets or liabilities compared to current assets of $3,752, total assets of $4,209 and current and total liabilities of $4,221 at October 31, 2013.

Cash Flow for the Three-Month Period Ended January 31, 2014 Compared to Three-Month Period Ended January 31, 2013

Operating Activities

During the three months ended January 31, 2014 we used $4,379 in operating activities compared to $6,218 used in operating activities during the three months ended January 31, 2013. The decrease between the two periods related primarily to the decrease in loss between the two periods.

Investing Activities

We neither used nor generated cash flow from investing activities during the three-month periods ended January 31, 2014 or 2013.

Financing Activities

During the three months ended January 31, 2014 we received $627 by way of a loan from our then principal shareholder and sole director and officer to fund our working capital requirements. During the three months ended January 31, 2013 no such funding was required and we received no funds during the period.

Historically, we have funded working capital requirements primarily through the proceeds of the private placement of equity instruments. We expect that working capital requirements will be funded through advances from Thru Pharma, and through further issuances of our securities. We have no lines of credit or other bank financing arrangements. Additional issuances of equity or issuances of convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to implement our business plan.

Going Concern Qualification

The independent auditors’ report accompanying the Company’s October 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were effective as of January 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: March 17, 2014	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
14

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
15