Form 10-Q
period 2014-04-30
Arax Holdings Corp
filed 2014-06-16
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 333-185928

ARAX HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter) (Zip Code)

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 13, 2014
Common Stock: $0.001	10,300,000

Arax Holdings Corp.

Form 10-Q

Index

PART 1	FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	3

a)	Balance Sheets As of April 30, 2014 (Unaudited) and October 31, 2013 (audited)	3

b)	Statements of Operations (Unaudited) For the Three and Six Month Periods ended April 30, 2014 and 2013 and the Period from February 23, 2012 (Inception) to April 30, 2014	4

c)	Statements of Changes in Stockholders’ Equity (Deficit) for the Period from February 23, 2012 (Inception) to April 30, 2014	5

d)	Statements of Cash Flows (Unaudited) For the Six Month Periods Ended April 30, 2014 and 2013 and the Period from February 23, 2012 (Inception) to April 30, 2014	6

e)	Notes to Consolidated Financial Statements (Unaudited) For the Three and Six Months Ended April 30, 2014 and April 30, 2013	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION	13

Item 6.	Exhibits	13

	Signatures	14
2

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	April 30, 2014 (unaudited)	October 31, 2013 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$3,752
Total Current Assets	—	3,752
Fixed Assets
Equipment	—	457
Total Fixed Assets	—	457

Total Assets	$—	$4,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related party	$1,500	$4,221
Total Current Liabilities	1,500	671
Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized; 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	20,700
Deficit accumulated during the development stage	(37,348)	(31,012)
Total Stockholders’ Equity	(1,500)	12

Total Liabilities and Stockholders’ Equity	$—	$4,209

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended April 30, 2014 (unaudited)	For the three months ended April 30, 2013 (unaudited)	For the six months ended April 30, 2014 (unaudited)	For the six months ended April 30, 2013 (unaudited)	For the period from February 23, 2012 (Inception) to April 30, 2014

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	—	—	29	—	143
Bank Service Charges	—	71	24	95	1,021
Business Licenses and Permits	—	—	—	—	167
Professional Fees	1,500	3,240	5,854	9,434	35,589
Loss on Disposal of Assets	—	—	428	—	428
TOTAL OPERATING EXPENSES	1,500	3,311	6,336	9,529	37,348

NET LOSS FROM OPERATIONS	(1,500)	(3,311)	(6,336)	(9,529)	(37,348)

PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	(1,500)	(3,311)	(6,336)	(9,529)	(37,348)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	8,000,000	10,300,000	8,000,000

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Inception, February 23, 2012	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	8,000,000	8,000	—	—	8,000

Net loss for the year ended October 31, 2012	—	—	—	(79)	(79)

Balance, October 31, 2012	8,000,000	8,000	—	(79)	7,921

Shares issued for cash at $0.01 per share	2,300,000	2,300	20,700	—	23,000

Net loss for the year ended October 31, 2013	—	—	—	(30,933)	(30,933)

Balance, October 31, 2013	10,300,000	10,300	20,700	(31,012)	(12)

Reclassification of related-party loan payable to paid-in capital on forgiveness of loan	—	—	4,848	—	4,848

Net loss for the period ended April 30, 2014	—	—	—	(6,336)	(6,336)

Balance, April 30, 2014	10,300,000	$10,300	$25,548	$(37,348)	$(1,500)

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the six months ended April 30, 2014 (unaudited)	For the six months ended April 30, 2013 (unaudited)	For the Period from February 23, 2012 (Inception) to April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,336)	$(9,529)	$(37,348)
Depreciation expense	29	—	29
Loss on disposal of fixed assets	428	—	428
CASH USED IN OPERATING ACTIVITIES	(5,879)	(9.529)	(36,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	—	—	(457)
CASH USED IN INVESTING ACTIVITIES	—	—	(457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	31,000
Loan from related party	2,127	1,550	6,348
CASH PROVIDED BY FINANCING ACTIVITIES	2,127	1,550	37,348

Net increase (decrease) in cash and cash equivalents	(3,752)	(7,979)	—
Cash, beginning of period	3,752	8,021	—
Cash, end of period	$—	$42	$—

See accompanying notes to condensed financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE
PERIOD FROM FEBRUARY 23, 2012 (INCEPTION) TO APRIL 30, 2014

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of April 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Fair Value of Financial Instruments

As at April 30, 2014 the Company had no financial instruments. As at October 31, 2013, the Company’s sole financial instrument consisted of amounts due to its former sole officer, director and major stockholder. The carrying amount of this financial instrument approximated its fair value due to short-term maturity.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three-month periods ending April 30, 2014 and 2013.

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

The Company had 10,300,000 shares of common stock issued and outstanding as of April 30, 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owed its principal shareholder and Chief Executive Officer Vladimir Leonov, a total of $4,221 as of October 31, 2013, in the form of an unsecured loan.  The note was due on demand and was non-interest bearing.

During the three months ended January 31, 2014, Mr. Leonov advanced the Company a further $615 for working capital purposes.

Effective January 16, 2014, coincidental with the sale of his controlling interest in the Company, Mr. Leonov forgave repayment of his outstanding loan balance which was credited to additional paid in capital at that time.

The Company owed its principal shareholder, Thru Pharma, a total of $1,500 as of April 30, 2014, in the form of an intercompany payable. It is due on demand and is non-interest bearing.

NOTE 6 – INCOME TAXES

As of October 31, 2013, the Company had a net operating loss carry-forward of approximately $10,501 that may be used to offset future taxable income and begins to expire in 2031.  Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2014, and has determined that it does not have any material subsequent events to disclose.

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

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included in this Report, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2013.

Overview

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico.

Effective January 16, 2014, Vladimir Leonov, the Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of our common stock (approximately 77% of the issued and outstanding shares of our common stock) owned by him to Thru Pharma, LLC (d/b/a PharmaCline), a Delaware limited liability company ("Thru Pharma"), for total cash consideration of $275,000 in a private transaction (the "Acquisition"). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with us, and Steven J. Keough, was elected as our director and appointed as the Company's Chief Executive Officer, President, Secretary and Treasurer. Following the change in control and management of the Company related to the Acquisition, we intend to reevaluate our business plan.

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC ("Strategic") as amended, pursuant to an Amendment to Consulting Agreement made and entered into effective April 9, 2014 (collectively, the "Consulting Agreement"), effective April 1, 2014 (i) Thru Pharma transferred 7,660,000 Shares to Strategic Universal Advisors, LLC ("Strategic "), and (ii) we issued to Strategic a 5 year stock option to purchase 1,000,000 shares of our common stock at an exercise price equal to the greater of (a) the fair market value per share of the Company's common stock on the date of grant, and (b) and $0.10 per share (the "Option"). In connection with the transfer of the 7,660,000 Shares from Thru Pharma to Strategic, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the "Irrevocable Proxy"), to vote all of such 7,660,000 Shares until the later of (i) a change of control (as defined in the Irrevocable Proxy), of the Company, and (ii) January 16, 2015.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

Results of Operations

Three and Six-Month Period Ended April 30, 2014 Compared to Three and Six-Month Period Ended April 30, 2013

Revenue

We recognized no revenue in the three and six-month periods ended April 30, 2014 and 2013 as we are a development stage company and have not commenced operations as yet.

Operating Expenses

During the three-month period ended April 30, 2014, our operating expenses were limited to professional fees of $1,500 related to the filing of our Form 10-Q.

During the six-month period ended April 30, 2014, our operating expenses were depreciation expense of $29, bank service charges of $24, professional fees of $5,854 and loss on disposal of an asset of $428 compared with operating expenses for the three-month period ended April 30, 2013 of bank service charges of $95 and professional fees of $9,434.

The Company has not commenced operations yet.

Net Loss

Our net loss for the three-month period ended April 30, 2014 was $1,500 compared to $3,311 for the three months ended April 30, 2013.

Our net loss for the six-month period ended April 30, 2014 was $6,336 compared to $9,529 for the six months ended April 30, 2013.

The Company has not commenced operations yet.

Liquidity and Capital Resources

At April 30, 2014 we had no assets or liabilities compared to current assets of $3,752, total assets of $4,209 and current liabilities of $4,221 at October 31, 2013.

Cash Flow for the Six-Month Period Ended April 30, 2014 Compared to Six-Month Period Ended April 30, 2013

Operating Activities

During the six months ended April 30, 2014 we used $5,879 in operating activities compared to $9,529 used in operating activities during the six months ended April 30, 2013. The decrease between the two periods related primarily to the decrease in loss between the two periods.

Investing Activities

We neither used nor generated cash flow from operating activities during the six-month periods ended April 30, 2014 or 2013.

Financing Activities

During the six months ended April 30, 2014 we received $2,127 by way of loans from our related parties to fund our working capital requirements. During the six months ended April 30, 2013 we received $1,550 by way of a loan from our then principal shareholder and sole director and officer.

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

Going Concern Qualification

The independent auditors’ review report accompanying the Company’s October 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were effective as of April 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

See Exhibit Index immediately following the signature page.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: June 13, 2014	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
14

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
15