Form 10-Q/A
period 2014-04-30
Arax Holdings Corp
filed 2014-09-22
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed to amend the Quarterly Report on Form 10-Q of Arax Holdings Corp. (the “Company”) for the quarterly period ended April 30, 2014 that was filed with the U.S. Securities and Exchange Commission on June 16, 2014 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to replace the Original Form 10-Q which was inadvertently filed prior to completion of the review required to be performed by the Company’s registered public accounting firm and without all period expenses. The Company is working to improve its controls and procedures to reduce the risk of such premature filings occurring again in the future.

Arax Holdings Corp.

Form 10-Q

Index

PART 1	FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	3

a)	Condensed Balance Sheets As of April 30, 2014 (Unaudited) and October 31, 2013 (audited)	3

b)	Condensed Statements of Operations (Unaudited) For the Three and Six Month Periods ended April 30, 2014 and 2013 and the Period from February 23, 2012 (Inception) to April 30, 2014	4

c)	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Period from February 23, 2012 (Inception) to April 30, 2014	5

d)	Condensed Statements of Cash Flows (Unaudited) For the Six Month Periods Ended April 30, 2014 and 2013 and the Period from February 23, 2012 (Inception) to April 30, 2014	6

e)	Notes to Condensed Financial Statements (Unaudited) For the Three and Six Months Ended April 30, 2014 and April 30, 2013 and the Period from February 23, 2012 (Inception) to April 30, 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

Item 6	Exhibits	15

	Signatures	16
2

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	April 30, 2014 (unaudited)	October 31, 2013 (audited)
	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$—	$3,752
Total Current Assets	—	3,752
Fixed Assets Equipment	—	457
Total Fixed Assets	—	457
Total Assets	$—	$4,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from related party	$11,106	$4,221
Total Current Liabilities	11,106	671
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	20,700
Deficit accumulated during the development stage	(46,954)	(31,012)
Total Stockholders’ Deficit	(11,106)	(12)
Total Liabilities and Stockholders’ Deficit	$—	$4,209

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended April 30, 2014 (unaudited)	For the three months ended April 30, 2013 (unaudited)	For the six months ended April 30, 2014 (unaudited)	For the six months ended April 30, 2013 (unaudited)	For the period from February 23, 2012 (Inception) to April 30, 2014 (unaudited)
	As Restated		As Restated		As Restated
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Depreciation Expense	—	—	29	—	143
Bank Service Charges	—	71	24	95	1,021
Business Licenses and Permits	—	—	—	—	167
Professional Fees	11,106	3,240	15,461	9,434	45,195
Loss on Disposal of Fixed Assets	—	—	428	—	428
TOTAL OPERATING EXPENSES	11,106	3,311	15,942	9,529	46,954

NET LOSS FROM OPERATIONS	(11,106)	(3,311)	(15,942)	(9,529)	(46,954)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	(11,106)	(3,311)	(15,942)	(9,529)	(46,954)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	8,000,000	10,300,000	8,000,000

* denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Inception, February 23, 2012	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	8,000,000	8,000	—	—	8,000

Net loss for the period ended October 31, 2012	—	—	—	(79)	(79)

Balance, October 31, 2012 - audited	8,000,000	8,000	—	(79)	7,921

Shares issued for cash at $0.01 per share	2,300,000	2,300	20,700	—	23,000

Net loss for the year ended October 31, 2013	—	—	—	(30,933)	(30,933)

Balance, October 31, 2013 - audited	10,300,000	10,300	20,700	(31,012)	(12)

Reclassification of related-party loan payable to paid-in capital on forgiveness of loan	—	—	4,848	—	4,848

Net loss for the period ended April 30, 2014	—	—	—	(15,942)	(15,942)

Balance, April 30, 2014 - unaudited	10,300,000	$10,300	$25,548	$(46,954)	$(11,106)

 See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended April 30, 2014 (unaudited)	For the six months ended April 30, 2013 (unaudited)	For the Period from February 23, 2012 (Inception) to April 30, 2014 (unaudited)
	As Restated		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,942)	$(9,529)	$(46,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29	—	29
Loss on disposal of fixed assets	428	—	428
CASH USED IN OPERATING ACTIVITIES	(15,485)	(9.529)	(46,497)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchased	—	—	(457)
CASH USED IN INVESTING ACTIVITIES	—	—	(457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	31,000
Loan from related party	11,733	1,550	15,954
CASH PROVIDED BY FINANCING ACTIVITIES	11,733	1,550	46,954

Net increase (decrease) in cash and cash equivalents	(3,752)	(7,979)	15,954
Cash, beginning of period	3,752	8,021	—
Cash, end of period	$—	$42	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$428	$—	$428
Forgiveness of loan from related party	$4,848	$—	$4,848

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE

PERIOD FROM FEBRUARY 23, 2012 (INCEPTION) TO APRIL 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arax Holdings Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico

Effective January 16, 2014, Vladimir Leonov, the Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of common stock of the Company (approximately 77% of the issued and outstanding shares of common stock of the Company) owned by him to Thru Pharma, LLC (d/b/a pharmaCline), a Delaware limited liability company (“Thru Pharma”), for total cash consideration of $275,000 in a private transaction (the “Acquisition”). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with the Company, and Steven J. Keough, was elected as a director of the Company and appointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (February 23, 2012)  as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

As of April 30, 2014 the Company had no financial instruments. As of October 31, 2013, the Company’s financial instruments consisted of cash and amounts due to its former sole officer, director and major stockholder. The carrying amount of these financial instruments approximated its fair value due to short-term maturity.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three and six month periods ending April 30, 2014 and 2013.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company other than those relating to Development Stage Entities as discussed above.

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

The Company owed its principal shareholder, Thru Pharma, a total of $11,106 as of April 30, 2014, in the form of an intercompany payable. It is due on demand and is non-interest bearing.

NOTE 6 – INCOME TAXES

As of April 30, 2014, the Company had a net operating loss carry-forward of approximately $46,954 that may be used to offset future taxable income and begins to expire in 2031.  Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma, the Company’s principal shareholder, and Strategic Universal Advisors, LLC (“Strategic”) as amended, pursuant to an Amendment to Consulting Agreement made and entered into April 9, 2014 (collectively, the “Consulting Agreement”), Thru Pharma agreed to issue to Strategic a five year stock option to purchase 1,000,000 shares of Arax common stock at an exercise price equal to the greater of (a) the fair market value per share of the Company’s common stock on the date of grant, and (b) $0.10 per share (the “Option”), if certain agreed-upon objectives were achieved. As of the filing of this 10-Q/A, not all objectives have been achieved for the issuance of the option.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2014, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”) as amended, pursuant to an Amendment to Consulting Agreement made and entered into April 9, 2014 (collectively, the “Consulting Agreement”), effective April 1, 2014, Thru Pharma transferred 7,660,000 Shares to Strategic Universal Advisors, LLC (“Strategic “). In connection with this transfer, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of such 7,660,000 Shares until the later of (i) a change of control (as defined in the Irrevocable Proxy), of the Company, and (ii) January 16, 2015.

As part of the Consulting Agreement, Thru Pharma agreed to issue to Strategic a five year stock option to purchase 1,000,000 shares of Arax common stock at an exercise price equal to the greater of (a) the fair market value per share of the Company’s common stock on the date of grant, and (b) $0.10 per share (the “Option”), if certain agreed-upon objectives were achieved. As of the filing of this 10-Q/A, not all objectives have been achieved for the issuance of the option.

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

Operating Expenses

During the three-month period ended April 30, 2014, our operating expenses were limited to professional fees of $11,106 related to the filing of our Form 10-Q. By comparison we incurred operating costs of $3,311 during the three months ended April 30, 2013. The increase in operating expenses during the three months ended April 30, 2014 as compared to 2013 related to increased professional fees arising from our change of ownership and management and the reevaluation of our current business model.

During the six-month period ended April 30, 2014, our operating expensed were $15,942 compared to $9,529 during the six months ended April 30, 2013. During the six months ended April 30, 2014 our operating expenses comprised depreciation expense of $29, bank service charges of $24, professional fees of $15,461 and loss on disposal of an asset of $428. By comparison, during the six months ended April 30, 2014 our operating expenses comprised bank service charges of $95 and professional fees of $9,434.

The Company has not commenced operations yet.

Net Loss

Our net loss for the three-month period ended April 30, 2014 was $11,106 compared to $3,311 for the three months ended April 30, 2013 due to the factors discussed above.

Our net loss for the six-month period ended April 30, 2014 was $15,942 compared to $9,529 for the six months ended April 30, 2013 due to the factors discussed above.

The Company has not commenced operations yet.

Liquidity and Capital Resources

At April 30, 2014 we had no assets and current liabilities of $11,106 compared to current assets of $3,752, total assets of $4,209 and current liabilities of $4,221 at October 31, 2013.

Cash Flow for the Six-Month Period Ended April 30, 2014 Compared to Six-Month Period Ended April 30, 2013

 Operating Activities

During the six months ended April 30, 2014 we used $15,485 in operating activities compared to $9,529 used in operating activities during the six months ended April 30, 2013. The increase between the two periods related primarily to the increase in loss between the two periods.

Investing Activities

We neither used nor generated cash flow from operating activities during the six-month periods ended April 30, 2014 or 2013.

Financing Activities

During the six months ended April 30, 2014 we received $11,733 by way of loans from our related parties to fund our working capital requirements. During the six months ended April 30, 2013 we received $1,550 by way of a loan from our then principal shareholder and sole director and officer.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2014. Based upon this evaluation, and considering the Company’s discovery that it inadvertently filed its Original Form 10-Q prior to the completion of Company’s registered public accountant review and failed to include certain period expenses, as described in the Explanatory Note, our management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2014. Management believes that the inadvertent filing of the Original Form 10-Q and the failure to include certain period expenses resulted from material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weaknesses identified relate to a lack of appropriate procedures for ensuring that all required approvals are obtained prior to filing reports with the SEC.

As reported in the Company’s Form 8-K dated September 17, 2014 the Company was made aware of these material weaknesses on September 12, 2014. Since that time, the Company has performed additional analyses and procedures to account for all period expenses and performed additional reviews and procedures to ensure all required approvals are obtained prior to filing any report with the SEC. The Company continues to review its controls and procedures to prevent any future material weaknesses. The Company believes that the financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the Company’s financial conditions, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) / 15d-14(a) Certifications
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

*The interactive data files listed above shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: September 22, 2014	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*
17