Form 10-Q
period 2014-07-31
Arax Holdings Corp
filed 2014-09-22
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 19, 2014
Common Stock: $0.001	10,300,000

Arax Holdings Corp.

Form 10-Q

Index

PART 1	FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	3

a)	Condensed Balance Sheets As of July 31, 2014 (Unaudited) and October 31, 2013 (audited)	3

b)	Condensed Statements of Operations (Unaudited) For the Three and Nine Month Periods ended July 31, 2014 and 2013 and the Period from February 23, 2012 (Inception) to July 31, 2014	4

c)	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Period from February 23, 2012 (Inception) to July 31, 2014	5

d)	Condensed Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended July 31, 2014 and 2013 and the Period from February 23, 2012 (Inception) to July 31, 2014	6

e)	Notes to Condensed Financial Statements (Unaudited) For the Three and Nine Months Ended July 31, 2014 and 2013 and the Period from February 23, 2012 (Inception) to July 31, 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

Item 6	Exhibits	15

	Signatures	16
2

PART I.	FINANCIAL INFORMATION

ITEM1.	FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	July 31, 2014 (unaudited)	October 31, 2013 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$3,752
Total Current Assets	—	3,752
Fixed Assets
Equipment	—	457
Total Fixed Assets	—	457

Total Assets	$—	$4,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from related party	$19,237	$4,221

Total Current Liabilities	19,237	4,221
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	20,700
Deficit accumulated during the development stage	(55,085)	(31,012)

Total Stockholders’ Deficit	(19,237)	(12)

Total Liabilities and Stockholders’ Deficit	$—	$4,209

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended July 31, 2014 (unaudited)	For the three months ended July 31, 2013 (unaudited)	For the nine months ended July 31, 2014 (unaudited)	For the nine months ended July 31, 2013 (unaudited)	For the period from February 23, 2012 (Inception) to July 31, 2014 (unaudited)

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Depreciation Expense	—	—	29	—	143
Bank Service Charges	—	811	24	950	1,021
Business Licenses and Permits	—	—	—	—	167
Professional Fees	8,131	8,080	23,592	17,514	53,326
Loss on Disposal of Fixed Assets	—	—	428	—	428
TOTAL OPERATING EXPENSES	8,131	8,891	24,073	18,464	55,085
NET LOSS FROM OPERATIONS	(8,131)	(8,891)	(24,073)	(18,464)	(55,083)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	(8,131)	(8,891)	(24,073)	(18,464)	(55,085)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	9,096,522	10,300,000	8,331,842

* denotes a loss of less than $(0.01) per share

See accompanying notes to condensed (unaudited) financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Inception, February 23, 2012	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	8,000,000	8,000	—	—	8,000

Net loss for the period ended October 31, 2012	—	—	—	(79)	(79)

Balance, October 31, 2012 – audited	8,000,000	8,000	—	(79)	7,921

Shares issued for cash at $0.01 per share	2,300,000	2,300	20,700	—	23,000

Net loss for the year ended October 31, 2013	—	—	—	(30,933)	(30,933)

Balance, October 31, 2013 - audited	10,300,000	10,300	20,700	(31,012)	(12)

Reclassification of related-party loan payable to paid-in capital on forgiveness of loan	—	—	4,848	—	4,848

Net loss for the period ended July 31, 2014	—	—	—	(24,073)	(24,073)

Balance, July 31, 2014 – unaudited	10,300,000	$10,300	$25,548	$(55,085)	$(19,237)

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended July 31, 2014 (unaudited)	For the nine months ended July 31, 2013 (unaudited)	For the Period from February 23, 2012 (Inception) to July 31, 2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,073)	$(18,464)	$(55,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29	—	29
Loss on disposal of fixed assets	428	—	428
Changes in operating assets and liabilities:
Accrued expenses	—	1,544	1,544
CASH USED IN OPERATING ACTIVITIES	(23,616)	(16,920)	(53,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchased	—	—	(457)
CASH USED IN INVESTING ACTIVITIES	—	—	(457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	23,000	31,000
Loan from related party	19,864	3,550	24,085
CASH PROVIDED BY FINANCING ACTIVITIES	19,864	26,550	55,085

Net (decrease) increase in cash and cash equivalents	(3,752)	9,630	—
Cash, beginning of period	3,752	8,021	—
Cash, end of period	$—	$17,651	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Disposal of equipment without cash proceeds	$428	$—	$428
Forgiveness of loan from related party	$4,848	$—	$4,848

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2014 AND 2013 AND THE
PERIOD FOM FEBRUARY 23, 2012 (INCEPTION) TO JULY 31, 2014

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of July 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Fair Value of Financial Instruments

As of July 31, 2014 the Company had no financial instruments. As of October 31, 2013, the Company’s financial instruments consisted of cash and amounts due to its former sole officer, director and major stockholder. The carrying amount of these financial instruments approximated its fair value due to short-term maturity.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three and nine month periods ending July 31, 2014 and 2013.

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

The Company had 10,300,000 shares of common stock issued and outstanding as of July 31, 2014.

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

The Company owed its principal shareholder, Thru Pharma, a total of $19,237 as of July 31, 2014, in the form of an intercompany payable. It is due on demand and is non-interest bearing.

NOTE 6 – INCOME TAXES

As of July 31, 2014, the Company had a net operating loss carry-forward of approximately $55,085 that may be used to offset future taxable income and begins to expire in 2031.  Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma, the Company’s principal shareholder, and Strategic Universal Advisors, LLC (“Strategic”) as amended, pursuant to an Amendment to Consulting Agreement made and entered into April 9, 2014 (collectively, the “Consulting Agreement”), Thru Pharma agreed to issue to Strategic a five year stock option to purchase 1,000,000 shares of Arax common stock at an exercise price equal to the greater of (a) the fair market value per share of the Company’s common stock on the date of grant, and (b) $0.10 per share (the “Option”), if certain agreed-upon objectives were achieved. As of the filing of this 10-Q, not all objectives have been achieved for the issuance of the option.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As part of the Consulting Agreement, Thru Pharma agreed to issue to Strategic a five year stock option to purchase 1,000,000 shares of Arax common stock at an exercise price equal to the greater of (a) the fair market value per share of the Company’s common stock on the date of grant, and (b) $0.10 per share (the “Option”), if certain agreed-upon objectives are achieved. As of the filing of this 10-Q, not all objectives have been achieved for the issuance of the option.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

Results of Operations

Three and Nine-Month Period Ended July 31, 2014 Compared to Three and Nine-Month Period Ended July 31, 2013

Revenue

We recognized no revenue in the three and nine-month periods ended July 31, 2014 and 2013 as we are a development stage company and have not commenced operations as yet.

Operating Expenses

During the three-month period ended July 31, 2014, our operating expenses were limited to professional fees of $8,131 which was broadly comparable to the $8,891 of operating expenses we incurred during the three months ended July 31, 2013. Operating expenses in both periods principally related to professional fees incurred in the filing of our Form 10-Q.

During the nine-month period ended July 31, 2014, our operating expenses were $24,073 compared to $18,464 during the nine months ended July 31, 2013. During the nine months ended July 31, 2014, our operating expenses comprised depreciation expense of $29, bank service charges of $24, professional fees of $23,592 and loss on disposal of an asset of $428. By comparison, during the nine months ended July 31, 2013, our operating expenses comprised bank service charges of $950 and professional fees of $17,514.

The Company has not commenced operations yet.

Net Loss

Our net loss for the three-month period ended July 31, 2014 was $8,131 compared to $8,891 for the three months ended July 31, 2013 due to the factors discussed above.

Our net loss for the nine-month period ended July 31, 2014 was $24,073 compared to $18,464 for the nine months ended July 31, 2013 due to the factors discussed above.

The Company has not commenced operations yet.

Liquidity and Capital Resources

At July 31, 2014 we had no assets and $19,237 of current liabilities compared to current assets of $3,752, total assets of $4,209 and current liabilities of $4,221 at October 31, 2013.

Cash Flow for the Nine-Month Period Ended July 31, 2014 Compared to Nine-Month Period Ended July 31, 2013

Operating Activities

During the nine months ended July 31, 2014 we used $23,616 in operating activities compared to $16,920 used in operating activities during the nine months ended July 31, 2013. The increase between the two periods related primarily to the increase in loss between the two periods.

Investing Activities

We neither used nor generated cash flow from operating activities during the nine-month periods ended July 31, 2014 or 2013.

Financing Activities

During the nine months ended July 31, 2014 we received $19,864 by way of loans from our related parties to fund our working capital requirements. During the nine months ended July 31, 2013 we received $3,550 by way of a loan from our then principal shareholder and sole director and officer. We also received $23,000 from the sale of 2,300,000 shares of common stock.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2014. Based upon this evaluation, and considering the Company’s discovery that it inadvertently filed its Form 10-Q for the quarter ended April 30, 2014 prior to the completion of Company’s registered public accountant review and without certain period expenses, our management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2014. Management believes that the inadvertent filing of the Original Form 10-Q and the failure to include certain period expenses resulted from material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weaknesses identified relate to a lack of appropriate procedures for ensuring that all required approvals are obtained prior to filing reports with the SEC.

As reported in the Company’s Form 8-K dated September 17, 2014 the Company was made aware of these material weaknesses on September 12, 2014. Since that time, the Company has performed additional analyses and procedures to account for all period expenses and performed additional reviews and procedures to ensure all required approvals are obtained prior to filing any report with the SEC. The Company continues to review its controls and procedures to prevent any future material weaknesses. The Company believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial conditions, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
16

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