Form 10-K
period 2014-10-31
Arax Holdings Corp
filed 2015-02-13
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-185928

ARAX HOLDINGS CORP.

 (Exact name of registrant as specified in its charter)

Nevada	2013	EIN 99-0376721
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

 2329 N. Career Avenue

Suite 317

Sioux Falls, SD 57107

(605) 553 2238

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

*The registrant has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of January 21, 2015, the registrant had 10,300,000 shares of common stock issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant at April 30, 2014 (the last business day of the registrant’s second fiscal quarter) was approximately $1,380,000. The aggregate market value was computed based upon 2,300,000 shares of common stock held by non-affiliates as of April 30, 2014 and a $0.60 closing price of the common stock as reported on the OTC QB Market on April 30, 2014. The closing price for the common stock on April 30, 2014 was used because the OTC QB Market reported no trades on that date and there is no active trading market for the registrant’s common stock.

ARAX HOLDINGS CORP.

FORM 10K

OCTOBER 31, 2014

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Description of Business

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico.

Effective January 16, 2014, Vladimir Leonov, the Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of our common stock (approximately 77% of the issued and outstanding shares of common stock of the Company) owned by him to Thru Pharma, LLC (d/b/a PharmaCline), a Delaware limited liability company (“Thru Pharma”), for total cash consideration of $275,000 in a private transaction (the “Acquisition”). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with us, and Steven J. Keough, who is a controlling member of Thru Pharma, was elected as our director and appointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible that there will be a new business model for us, we have not finalized that decision as yet. It is possible that such a new model could be relate to a new business sector other than the food sector as we have been reviewing business models which are in sectors other than the food sector. It is also possible that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2014, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014 and February 9, 2015 (the “Consulting Agreement”), Thru Pharma transferred (effective April 1, 2014) 7,660,000 shares of the Company’s common stock to Strategic (“the Transfer”) as partial compensation for consulting services provided to Thru Pharma by Strategic. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

In connection with the Transfer, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of said 7,660,000 shares of common stock until the later of (i) the achievement of the objectives by Thru Pharma and Strategic set out in the Consulting Agreement and (ii) June 30, 2015.

As part of the Consulting Agreement, Thru Pharma also agreed that upon the closing of a merger or acquisition (an “M&A Transaction”) of a public entity, resulting in Thru Pharma being the controlling owner of the entity that was the subject of the M&A Transaction, Thru Pharma would cause such entity to issue to Strategic a non-qualified stock option or warrant to purchase 1,000,000 (one million) shares of common stock of the entity that was the subject of the M&A Transaction. Such option or warrant will be of five-year duration, exercisable at the greater of the fair market value per share on the date of grant or $0.10 per share, as well as other routine terms.

Notwithstanding anything to the contrary provided in the Consulting Agreement or elsewhere, in no event would Thru Pharma be directly and/or indirectly obligated to enter into or complete any particular M&A Transaction, including, but not limited to, any M&A Transaction with the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of October 31, 2014. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $81,306 as of October 31, 2014 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital and stockholders’ deficit of $45,458 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

The Company is dependent on additional investment capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	Description of Property

We do not own any real estate or other properties.

Item 3.	Legal Proceedings

On June 4, 2014, we were named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action relates primarily to a contract dispute between AMERIFINANCIAL and our former majority shareholder, THRU PHARMA, LLC. The dispute alleged unpaid balances of $171,870 and five membership units in THRU PHARMA, LLC. The dispute does not allege any actions or inactions by our officers or representatives acting on our behalf. Counsel for THRU PHARMA, LLC, has requested that we be dismissed from this lawsuit, as we are not party to the disputed contract. As we have been advised by our legal counsel that there is no legal basis for us being a part of the lawsuit, we have not recognized a liability in connection with it. Subsequent to our year end, on November 18, 2014, counsel for THRU PHARMA, LLC, filed an Original Answer and Request for Rule 194 Disclosures with the court. That filing included a general denial of all allegations against all defendants.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Our shares of common stock are traded on the OTCBB under the symbol “ARAT.” Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

The following table sets forth the high and low trade information for our common stock for each quarter of the fiscal year ended October 31, 2014. As of October 31, 2013, no shares of our common stock had traded. No shares were traded during the fiscal quarters ended January 31, 2014 and July 31, 2014. The first trade of our common stock was on February 19, 2014.

Quarter Ended	High	Low
April 30, 2014	$0.60	$0.60
July 31, 2014[1]	$0.00	$0.00
October 31, 2014	$1.53	$0.62

1No shares traded during quarter. Bid price remained at $0.60.

Number of Holders

As of October 31, 2014, the 10,300,000 issued and outstanding shares of common stock were held by a total of 38 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2014 and 2013. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No sales of unregistered securities were completed in the twelve months ended October 31, 2014.

Purchase of our Equity Securities by Officers and Directors

No purchase of equity securities took place in the twelve months ended October 31, 2014.

Other Stockholder Matters

None

Item 6.	Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements which reflect management’s expectation or belief concerning future events that involve risks and uncertainties. Our actions, results and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in our Registration Statement on Form S-1 filed with the SEC on April 25, 2013 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico.

Effective January 16, 2014, Vladimir Leonov, the Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of our common stock (approximately 77% of the issued and outstanding shares of common stock of the Company) owned by him to Thru Pharma, LLC (d/b/a PharmaCline), a Delaware limited liability company (“Thru Pharma”), for total cash consideration of $275,000 in a private transaction (the “Acquisition”). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with us, and Steven J. Keough, who is a controlling member of Thru Pharma, was elected as our director and appointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible that there will be a new business model for us, we have not finalized that decision as yet. It is possible that such a new model could be relate to a new business sector other than the food sector as we have been reviewing business models which are in sectors other than the food sector. It is also possible that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2014, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014 and February 9, 2015 (the “Consulting Agreement”), Thru Pharma transferred (effective April 1, 2014) 7,660,000 shares of the Company’s common stock to Strategic (“the Transfer”) as partial compensation for consulting services provided to Thru Pharma by Strategic. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

In connection with the Transfer, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of said 7,660,000 shares of common stock until the later of (i) the achievement of the objectives by Thru Pharma and Strategic set out in the Consulting Agreement and (ii) June 30, 2015.

As part of the Consulting Agreement, Thru Pharma also agreed that upon the closing of a merger or acquisition (an “M&A Transaction”) of a public entity, resulting in Thru Pharma being the controlling owner of the entity that was the subject of the M&A Transaction, Thru Pharma would cause such entity to issue to Strategic a non-qualified stock option or warrant to purchase 1,000,000 (one million) shares of common stock of the entity that was the subject of the M&A Transaction. Such option or warrant will be of five-year duration, exercisable at the greater of the fair market value per share on the date of grant or $0.10 per share, as well as other routine terms.

Notwithstanding anything to the contrary provided in the Consulting Agreement or elsewhere, in no event would Thru Pharma be directly and/or indirectly obligated to enter into or complete any particular M&A Transaction, including, but not limited to, any M&A Transaction with the Company.

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

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern

FISCAL YEAR ENDED OCTOBER 31, 2014 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2013.

Revenue

We recognized no revenue during the twelve months ended October 31, 2014 and 2013 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended October 31, 2014, our operating expenses were $50,294 compared to $30,933 during the prior fiscal year. During the twelve months ended October 31, 2014, our operating expenses comprised professional fees of $49,813, loss on disposal of an asset of $428, depreciation expense of $29 and bank service charges of $24. By comparison, for the twelve months ended October 31, 2013, our operating expenses comprised professional fees of $29,734, bank service charges of $918, business licenses and permits of $167 and depreciation expense of $114.

Expenses incurred during the fiscal year ended October 31, 2014 compared to fiscal year ended October 31, 2013 increased primarily due to the change in control and vendors. Professional fees generally include financial and administrative contracted services.

Net Loss

Our net loss for the fiscal year ended October 31, 2014 was $50,294 compared to a net loss of $30,933 during the fiscal year ended October 31, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014, we had no assets and $45,458 of current liabilities comprised of a loan from a related party. As of October 31, 2013, our total assets were $4,209 comprised of cash of $3,752 and equipment less accumulated depreciation of $457 and our total liabilities were $4,221 comprised of notes payable to related parties.

FISCAL YEAR ENDED OCTOBER 31, 2014 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended October 31, 2014, we used $49,837 in operating activities compared to $30,819 during the fiscal year ended October 31, 2013. The increase between the two periods related primarily to the increase in the loss over the prior fiscal year.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the fiscal years ended October 31, 2014 or 2013.

Cash Flows from Financing Activities

During the fiscal year ended October 31, 2014, we received $46,085 by way of loans from our related parties to fund our working capital requirements. During the fiscal year ended October 31, 2013, we received $3,550 by way of a loan from our then principal shareholder and sole director and officer and $23,000 from the sale of 2,300,000 shares of common stock.

PLAN OF OPERATION AND FUNDING

Historically, we have funded working capital requirements primarily through the proceeds of the private placement of equity instruments and by way of loans from related parties. Our working capital requirements are expected to increase as our business grows. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) personnel; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We expect that working capital requirements will be funded through advances from Thru Pharma, and through further issuances of our securities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our October 31, 2014 and October 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arax Holdings Corp.

2329 N. Career Avenue, Suite 317

Sioux Falls, South Dakota, 57107

We have audited the accompanying balance sheets of Arax Holdings Corp. as of October 31, 2014 and 2013 and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company ’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arax Holdings Corp. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (February 23, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, formerly Denver, Colorado

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033      ~     Phone 303-968-3281     ~      Fax 303.456.7488   www.cutlercpas.com

F - 1

ARAX HOLDINGS CORP.

BALANCE SHEETS

	October 31,	October 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$—	$3,752

Total Current Assets	—	3,752

Fixed Assets
Equipment less accumulated depreciation	—	457

Total Fixed Assets	—	457

Total Assets	$—	$4,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Loan from related party	$45,458	$4,221

Total Current Liabilities	45,458	4,221

Total Liabilities	45,458	4,221

Commitments and Contingencies

Stockholders ’ Deficit:
Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding at October 31, 2014 and 2013	10,300	10,300
Additional paid in capital	25,548	20,700
Accumulated deficit	(81,306)	(31,012)

Total Stockholders ’ Deficit	(45,458)	(12)

Total Liabilities and Stockholders ’ Deficit	$—	$4,209

See accompanying notes to financial statements.

F - 2

ARAX HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	For the year ended October 31, 2014	For the year ended October 31, 2013

REVENUES	$—	$—

OPERATING EXPENSES
Depreciation Expense	29	114
Bank Service Charges	24	918
Business Licenses and Permits	—	167
Professional Fees	49,813	29,734
Loss on Disposal of Fixed Assets	428	—

TOTAL OPERATING EXPENSES	50,294	30,933

NET LOSS FROM OPERATIONS	(50,294)	(30,933)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(37,924)	$(30,933)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	10,300,000	9,096,522

* denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

F - 3

ARAX HOLDINGS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Deficit	Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated	Deficit

Balance, October 31, 2012	8,000,000	8,000	—	(79)	7,921

Shares issued for cash at $0.01 per share	2,300,000	2,300	20,700	—	23,000

Net loss for the year ended
October 31, 2013	—	—	—	(30,933)	(30,933)

Balance, October 31, 2013	10,300,000	10,300	20,700	(31,012)	(12)

Forgiveness of related-party loan payable	—	—	4,848	—	4,848

Net loss for the year ended
October 31, 2014	—	—	—	(50,294)	(50,294)

Balance, October 31, 2014	10,300,000	$10,300	$25,548	$(81,306)	$(45,458)

See accompanying notes to financial statements.

F - 4

ARAX HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	For the year ended October 31, 2014	For the year ended October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(50,294)	$(30,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29	114
Loss on disposal of fixed assets	428	—
CASH USED IN OPERATING ACTIVITIES	(49,837)	(30,819)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	23,000
Loan from related party	46,085	3,550
CASH PROVIDED BY FINANCING ACTIVITIES	46,085	26,550

Net (decrease) increase in cash and cash equivalents	(3,752)	(4,269)

Cash, beginning of period	3,752	8,021

Cash, end of period	$—	$3,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$428	$—
Forgiveness of loan from related party	$4,848	$—
Total Noncash Investing and Financing Activities	$5,276	$—

See accompanying notes to financial statements.

F - 5

ARAX HOLDINGS CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico.

Effective January 16, 2014, Vladimir Leonov, the Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of our common stock (approximately 77% of the issued and outstanding shares of common stock of the Company) owned by him to Thru Pharma, LLC (d/b/a PharmaCline), a Delaware limited liability company (“Thru Pharma”), for total cash consideration of $275,000 in a private transaction (the “Acquisition”). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with us, and Steven J. Keough, who is a controlling member of Thru Pharma, was elected as our director and appointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible that there will be a new business model for us, we have not finalized that decision as yet. It is possible that such a new model could be relate to a new business sector other than the food sector as we have been reviewing business models which are in sectors other than the food sector. It is also possible that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2014, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014 and February 9, 2015 (the “Consulting Agreement”), Thru Pharma transferred (effective April 1, 2014) 7,660,000 shares of the Company’s common stock to Strategic (“the Transfer”) as partial compensation for consulting services provided to Thru Pharma by Strategic. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

In connection with the Transfer, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of said 7,660,000 shares of common stock until the later of (i) the achievement of the objectives by Thru Pharma and Strategic set out in the Consulting Agreement and (ii) June 30, 2015.

As part of the Consulting Agreement, Thru Pharma also agreed that upon the closing of a merger or acquisition (an “M&A Transaction”) of a public entity, resulting in Thru Pharma being the controlling owner of the entity that was the subject of the M&A Transaction, Thru Pharma would cause such entity to issue to Strategic a non-qualified stock option or warrant to purchase 1,000,000 (one million) shares of common stock of the entity that was the subject of the M&A Transaction. Such option or warrant will be of five-year duration, exercisable at the greater of the fair market value per share on the date of grant or $0.10 per share, as well as other routine terms.

Notwithstanding anything to the contrary provided in the Consulting Agreement or elsewhere, in no event would Thru Pharma be directly and/or indirectly obligated to enter into or complete any particular M&A Transaction, including, but not limited to, any M&A Transaction with the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of October 31, 2014. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $81,306 as of October 31, 2014 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital and stockholders’ deficit of $45,458 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

The Company is dependent on additional investment capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

F - 6

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (February 23, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of amounts due to its related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity.

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

F - 7

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the twelve months ended October 31, 2014 and 2013.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the years ending October 31, 2014 and 2013.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

On October 18, 2013, the Company issued 2,300,000 shares of common stock for cash proceeds of $23,000 at $0.01 per share.

The Company had 10,300,000 shares of common stock issued and outstanding as of October 31, 2014.

Additional Paid in Capital

The Company owed its principal shareholder and Chief Executive Officer Vladimir Leonov, a total of $4,221 as of October 31, 2013, in the form of an unsecured loan. The note was due on demand and was non-interest bearing.

During the three months ended January 31, 2014, Mr. Leonov advanced the Company a further $627 for working capital purposes.

Effective January 16, 2014, coincidental with the sale of his controlling interest in the Company, Mr. Leonov forgave repayment of his outstanding loan balance which was credited to additional paid in capital at that time.

F - 8

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

During the three months ended January 31, 2014, Mr. Leonov advanced the Company a further $627 for working capital purposes.

Effective January 16, 2014, coincidental with the sale of his controlling interest in the Company, Mr. Leonov forgave repayment of his outstanding loan balance which was credited to additional paid in capital at that time.

The Company owed its shareholder, Thru Pharma, a total of $45,458 as of October 31, 2014, in the form of a related party payable. It is due on demand and is non-interest bearing.

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

As of July 31, 2014, the Company had a net operating loss carry-forward of approximately $81,306 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

On June 4, 2014, the Company was named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action relates primarily to a contract dispute between AMERIFINANCIAL and the Company’s former majority shareholder, THRU PHARMA, LLC. The dispute alleged unpaid balances of $171,870 and five membership units in THRU PHARMA, LLC. The dispute does not allege any actions or inactions by the Company’s officers or representatives acting on behalf of the Company. Counsel for THRU PHARMA, LLC, has requested that the Company be dismissed from this lawsuit, as it is not a party to the disputed contract. As the Company has been advised by its legal counsel that there is no legal basis for the Company being a part of the lawsuit, the Company has not recognized a liability in connection with it. Subsequent to the Company’s year end, on November 18, 2014, counsel for THRU PHARMA, LLC, filed an Original Answer and Request for Rule 194 Disclosures with the court. That filing included a general denial of all allegations against all defendants.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F - 9

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2014. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2014

Management’s Annual Report on Internal Control over Financial Reporting.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of October 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at October 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by COSO.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Management plans to routinely assess its internal control over financial reporting against appropriate standards, and to make changes as determined necessary and according to the scope of business operations.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Steven J. Keough 2329 N. Career Avenue, Suite 317 Sioux Falls, South Dakota, 57107	59	Chairman, President, Secretary, Treasurer and Director

Mr. Keough is the Chairman and Chief Executive Officer of THRU PHARMA, LLC, a related party to the Company. He received his Bachelor of Science degree from the U.S. Naval Academy (Annapolis, MD), his Master of Arts degree from the Catholic University of America (Washington, D.C.) and his Juris Doctorate degree from Boston College Law School (Newton, MA.). He is the recipient of a financial management certificate from the University of Chicago Graduate School of Business. Mr. Keough was Senior Vice President of a NASDAQ-listed company, SurModics, during a vibrant growth period of that company. He may only be devoting limited time to our operations, and our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Steven Keough who currently devotes minimal time per week to company matters. We intend to hire employees on an as needed basis.

Item 11.	Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended October 31, 2014 and 2013.

	SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vladimir Leonov	2014	0	0	0	0	0	0	0	0
Former President, Treasurer and Secretary	2013	0	0	0	0	0	0	0	0

Steven J. Keough President, Treasurer and Secretary	2014	0	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of October 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned and Nature of Beneficial Ownership	Percentage

Common Stock	Strategic Universal Advisors, LLC	7,660,000 (1)	74.4%
	575 Lexington Avenue
	New York, NY 10022

Common Stock	Steven J. Keough	7,660,000 (1)	74.4%
	2329 N. Career Avenue, Suite 317
	Sioux Falls, SD 57107

Common Stock	Thru Pharma, LLC	340,000	3.3%
	2329 N. Career Avenue, Suite 317
	Sioux Falls, SD 57107

(1) Shares are owned by Strategic Universal Advisors but voting rights for these shares were granted to Steven J. Keough through an irrevocable proxy.

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

During the three months ended January 31, 2014, Mr. Leonov advanced the Company a further $627 for working capital purposes.

Effective January 16, 2014, coincidental with the sale of his controlling interest in the Company, Mr. Leonov forgave repayment of his outstanding loan balance which was credited to additional paid in capital at that time.

During the year ended October 31, 2014, we borrowed $45,458 from our shareholder, Thru Pharma, in the form of a related party payable. It is due on demand and is non-interest bearing.

Item 14.	Principal Accountant Fees and Services

During fiscal year ended October 31, 2014, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended January 31, 2014, April 30, 2014 and July 31, 2014. This compares to approximately $5,500 in fees during fiscal year ended October 31, 2013 in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended January 31, 2013, April 30, 2013, and July 31, 2013.

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

ARAX HOLDINGS CORP.
Dated: February 13, 2015	By: /s/ Steven J. Keough
Steven J. Keough, Chairman, President, Chief Executive Officer and Chief Financial Officer and Secretary
16