Form 10-Q
period 2015-01-31
Arax Holdings Corp
filed 2015-03-23
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 333-185928

ARAX HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	99-0376721
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2329 N. Career Avenue Suite 317 Sioux Falls, SD 57107
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 16, 2015
Common Stock: $0.001	[10,300,000]

Arax Holdings Corp.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

CONDENSED BALANCE SHEETS

	January 31, 2015 (unaudited)	October 31, 2014 (audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	2,000	—

Total Current Assets	2,000	—

Total Assets	$2,000	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from related party	$55,015	$45,458
Total Current Liabilities	55,015	45,458

Total Liabilities	55,015	45,458

Stockholders’ Deficit:
Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	25,548
Accumulated deficit	(88,863)	(81,306)

Total Stockholders’ Deficit	(53,015)	(45,458)
Total Liabilities and Stockholders’ Deficit	$2,000	$—

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the three month period ended January 31, 2015 (unaudited)	For the three month period ended January 31, 2014 (audited)

REVENUES	$—	$—

OPERATING EXPENSES
Depreciation Expense	—	29
Bank Service Charges	—	24
Professional Fees	7,557	4,354
Loss on Disposal of Assets	—	428
TOTAL OPERATING EXPENSES	7,557	4,836

NET LOSS FROM OPERATIONS	(7,557)	(4,836)

PROVISION FOR INCOME TAXES	—	—
NET LOSS	(7,557)	(4,836)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000

’* denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

4

ARAX HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, October 31, 2014 -audited	10,300,000	$10,300	$25,548	$(81,306)	$(45,458)

Net loss for the period ended January 31, 2015	—	—	—	(7,557)	(7,557)

Balance, January 31, 2015 - unaudited	10,300,000	$10,300	$25,548	$(88,863)	$(53,015)

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the three month period ended January 31, 2015 (unaudited)	For the three month period ended January 31, 2014 (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,557)	$(4,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	29
Loss on disposal of fixed assets	—	428
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	—
CASH USED IN OPERATING ACTIVITIES	(9,557)	(4,379)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	9,557	627
CASH PROVIDED BY FINANCING ACTIVITIES	9,557	627

Net increase (decrease) in cash and cash equivalents	—	(3,752)
Cash, beginning of period	—	3,752
Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	—	—
Income tax paid	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$—	$428
Forgiveness of loan from related party	$—	$4,848
Total Non-cash Investing and Financing Activities	$—	$5,276

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2015 AND 2014

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

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible there will be a new business model for us, we have not finalized the decision. We have been reviewing business sectors other than the food sector the Company is currently engaged in and it is possible that a new business model could relate to a new business sector other than the food sector. It is also possible any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At January 31, 2015, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014 and February 9, 2015 (the “Consulting Agreement”), Thru Pharma transferred (effective April, 2014) 7,660,000 shares of the Company’s common stock to Strategic (“the Transfer”) as partial compensation for consulting services provided to Thru Pharma by Strategic.

In connection with the Transfer, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (“the Irrevocable Proxy”), to vote all of said 7,660,000 shares of common stock until the later of (i) the achievement of the objectives by Thru Pharma and Strategic set out in the consulting Agreement and (ii) June 30, 2015.

As part of the Consulting Agreement, Thru Pharma also agreed that upon the closing of a merger or acquisition (an “M&A Transaction”) of a public entity, resulting in Thru Pharma being the controlling owner of the entity that was the subject of the M&A Transaction, Thru Pharma would cause such entity to issue to Strategic a non-qualified stock option or warrant to purchase 1,000,000 (one million) shares of common stock of the entity that was the subject of the M&A Transaction. Such option or warrant will be of five-year duration, exercisable at the greater of the fair market value per share on the date of the grant or $0.10 per share, as well as other routine terms.

Notwithstanding anything to the contrary provided in the Consulting Agreement or elsewhere, in no event would Thru Pharma be directly and/or indirectly obligated to enter into or complete any particular M&A Transaction, including, but not limited to, any M&A Transaction with the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of January 31, 2015.  The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $88,863 as of January 31, 2015 and stockholders’ deficit of $53,015. The Company currently has a working deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (February 23, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of amounts due to its related parties. The carrying amount of these financial instruments approximates fair value due to length of maturity.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months ended January 31, 2015 and 2014.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three month periods ending January 31, 2015 and 2014.

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

No shares of common stock were issued during the three month periods ended January 31, 2015 or 2014.

The Company had 10,300,000 shares of common stock issued and outstanding as of January 31, 2015.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

The Company owed its former principal shareholder and Chief Executive Officer Vladimir Leonov, a total of $4,221 as of October 31, 2013, in the form of an unsecured loan.  The note was due on demand and was non-interest bearing.

During the three months ended January 31, 2014, Mr. Leonov advanced the Company a further $627 for working capital purposes.

Effective January 16, 2014, coincidental with the sale of his controlling interest in the Company, Mr. Leonov forgave repayment of his outstanding loan balance which was credited to additional paid in capital at that time.

The Company owed its principal shareholder, Thru Pharma, a total of $55,015 as of January 31, 2015, in the form of an intercompany payable. It is due on demand and is non-interest bearing.

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

As of January 31, 2015, the Company had a net operating loss carry-forward of approximately $88,863 that may be used to offset future taxable income and begins to expire in 2031.  Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 4, 2014, the Company was named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action relates primarily to a contract dispute between AMERIFINANCIAL and the Company’s former majority shareholder, THRU PHARMA, LLC. The dispute alleged an unpaid balance of $171,870 and five membership units in THRU PHARMA, LLC. The dispute does not allege any actions or inactions by the Company’s officers or representatives acting on behalf of the Company. Counsel for THRU PHARMA, LLC, has requested the Company be dismissed from the lawsuit, as it is not a party to the disputed contract. As the Company has been advised by its legal counsel there is no legal basis for the Company being a part of the lawsuit, the Company has not recognized a liability in connection with it. On November 18, 2014, counsel for THRU PHARMA, LLC, filed an Original Answer and Request for Rule 194 Disclosures with the court. The filing included a general denial of all allegations against all defendants.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2015 to the date these financial statements were issued on March 23, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included in this Report, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

 Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible there will be a new business model for us, we have not finalized the decision. We have been reviewing business sectors other than the food sector the Company is currently engaged in and it is possible that a new business model could relate to a new business sector other than the food sector. It is also possible any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At January 31, 2015, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Results of Operations

Three Month Period Ended January 31, 2015 Compared to the Three Month Period Ended January 31, 2014

Revenue

We recognized no revenue in the three month period ended January 31, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

During the three month period ended January 31, 2015, our operating expenses were was $7,557 compared to $4,836 for the three months ended January 31, 2014, an increase of $2,721 related to the filing of our Form 10-K .

The Company has not commenced operations yet.

Net Loss

Our net loss for the three-month period ended January 31, 2015 was $7,557 compared to $4,836 for the three months ended January 31, 2014, an increase of $2,721 due to the factors discussed above.

Liquidity and Capital Resources

At January 31, 2015 we had $2,000 of assets and $55,015 of current liabilities compared to no assets and $45,458 of current liabilities at October 31, 2014.

Cash Flow for the Three Month Period Ended January 31, 2015 Compared to Three Month Period Ended January 31, 2014

Operating Activities

During the three months ended January 31, 2015 we used $9,557 in operating activities compared to $4,836 used in operating activities during the three months ended January 31, 2014. The increase in funds used in operating activities between the two periods related primarily to the increase in the operating loss due to the 10-K filing fees incurred.

Investing Activities

We neither used nor generated cash flow from operating activities during the three month periods ended January 31, 2015 or 2014.

Financing Activities

During the three months ended January 31, 2015 we received $9,557 by way of loans from Thru Pharma to fund our working capital requirements. In the three months ended January 31, 2014, Mr. Leonov, formerly our principal shareholder and sole director and officer, had advanced the company $627 for working capital purposes.

Historically, we have funded working capital requirements primarily through the proceeds of the private placement of equity instruments and loans from related parties. We expect that working capital requirements will be funded through advances from Thru Pharma, and through further issuances of our securities. We have no lines of credit or other bank financing arrangements. Additional issuances of equity or issuances of convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to implement our business plan.

Going Concern Qualification

The independent auditors’ review report accompanying the Company’s October 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2015. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

2.

We did not maintain appropriate cash controls – As of January 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

This Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-Q.

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

PART II.	OTHER INFORMATION

ITEM 5.	EXHIBITS

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: March 23, 2015	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
17

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

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

