Form 10-Q/A
period 2015-01-31
Arax Holdings Corp
filed 2015-03-26
CIK 1566243

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 25, 2015
Common Stock: $0.001	[10,300,000]

EXPLANATORY NOTE

The sole purpose of this Amendment (the "Amendment") to Arax Holdings Corp.’s Quarterly Report on Form 10-Q (the "Form 10-Q") for the Period Ended January 31, 2015, as filed with the Securities and Exchange Commission on March 23, 2015, is to amend the narrative and add formatting to clarify the company’s position. This Amendment to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not materially modify or update in any way disclosures made in the original Form 10-Q.

Arax Holdings Corp.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

CONDENSED BALANCE SHEETS

	January 31, 2015 (unaudited)	October 31, 2014 (audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	2,000	—
Total Current Assets	2,000	—

Total Assets	$2,000	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from related party	$55,015	$45,458
Total Current Liabilities	55,015	45,458

Total Liabilities	55,015	45,458

Stockholders’ Deficit:
Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	25,548
Accumulated deficit	(88,863)	(81,306)
Total Stockholders’ Deficit	(53,015)	(45,458)

Total Liabilities and Stockholders’ Deficit	$2,000	$—

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the three month period ended January 31, 2015 (unaudited)	For the three month period ended January 31, 2014 (audited)

REVENUES	$—	$—

OPERATING EXPENSES
Depreciation Expense	—	29
Bank Service Charges	—	24
Professional Fees	7,557	4,354
Loss on Disposal of Assets	—	428
TOTAL OPERATING EXPENSES	7,557	4,836

NET LOSS FROM OPERATIONS	(7,557)	(4,836)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(7,557)	$(4,836)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000

’* denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

5

ARAX HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, October 31, 2014 -audited	10,300,000	$10,300	$25,548	$(81,306)	$(45,458)

Net loss for the period ended January 31, 2015	—	—	—	(7,557)	(7,557)

Balance, January 31, 2015 - unaudited	10,300,000	$10,300	$25,548	$(88,863)	$(53,015)

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the three month period ended January 31, 2015 (unaudited)	For the three month period ended January 31, 2014 (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,557)	$(4,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	29
Loss on disposal of fixed assets	—	428
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	—
CASH USED IN OPERATING ACTIVITIES	(9,557)	(4,379)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	9,557	627
CASH PROVIDED BY FINANCING ACTIVITIES	9,557	627

Net increase (decrease) in cash and cash equivalents	—	(3,752)
Cash, beginning of period	—	3,752
Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$—	$428
Forgiveness of loan from related party	$—	$4,848
Total Non-cash Investing and Financing Activities	$—	$5,276

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of amounts due to a related party. The carrying amount of these financial instruments approximates fair value due to length of maturity.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

ARAX HOLDINGS CORP.

Date: March 25, 2015	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
18

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

