Form 10-Q
period 2015-04-30
Arax Holdings Corp
filed 2015-06-19
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 19, 2015
Common Stock: $0.001	10,300,000

Arax Holdings Corp.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAX HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	April 30, 2015 (unaudited)	October 31, 2014 (audited)
ASSETS
Current Assets	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from related party	$60,135	$45,458
Total Current Liabilities	60,135	45,458

Total Liabilities	60,135	45,458

Stockholders’ Deficit:

Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	25,548
Accumulated deficit	(95,983)	(81,306)
Total Stockholders Deficit	(60,135)	(45,458)

Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

 CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended April 30, 2015	For the three months ended April 30, 2014	For the six months ended April 30, 2015	For the six months ended April 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	—	—	—	29
Bank Service Charges	—	—	—	24
Professional Fees	7,120	1,500	14,677	5,854
TOTAL OPERATING EXPENSES	7,120	1,500	14,677	6,336
NET LOSS FROM OPERATIONS	(7,120)	(1,500)	(14,677)	(6,336)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(7,120)	$(1,500)	$(14,677)	$(6,336)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,00	10,300,000	10,300,00

* denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

4

ARAX HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount
Balance, October 31, 2014 -audited	10,300,000	$10,300	$25,548	$(81,306)	$(45,458)

Net loss for the period ended April 30, 2015	—	—	—	(14,677)	(14,677)

Balance, April 30, 2015 - unaudited	10,300,000	$10,300	$25,548	$(95,983)	$(60,135)

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the six	For the six
	month period	month period
	ended	ended
	April 30, 2015	April 30, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,677)	$(6,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	29
Loss on disposal of fixed assets	—	428
Changes in operating assets and liabilities:	—	—
CASH USED IN OPERATING ACTIVITIES	(14,677)	(5,879)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	14,677	2,127
CASH PROVIDED BY FINANCING ACTIVITIES	14,677	2,127

Net increase (decrease) in cash and cash equivalents	—	(3,752)

Cash, beginning of period	—	3,752

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$—	$428
Forgiveness of loan from related party	$—	$4,848
Total Non-cash Investing and Financing Activities	$—	$5,276

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2015 AND 2014

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

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible there will be a new business model for us, we have not finalized the decision. We have been reviewing business sectors other than the food sector the Company is currently engaged in and it is possible that a new business model could relate to a new business sector other than the food sector. It is also possible any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At April 30, 2015, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of April 30, 2015. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $95,983 as of April 30, 2015 and stockholders’ deficit of $60,135. The Company currently has a working deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and six months ended April 30, 2015 and 2014.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three and six month periods ending April 30, 2015 and 2014.

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

No shares of common stock were issued during the three and six month periods ended April 30, 2015 or 2014.

The Company had 10,300,000 shares of common stock issued and outstanding as of April 30, 2015.

Additional Paid in Capital

The Company owed its principal shareholder and Chief Executive Officer Vladimir Leonov, a total of $4,221 as of October 31, 2013, in the form of an unsecured loan. The note was due on demand and was non-interest bearing.

During the six months ended April 30, 2014, Mr. Leonov advanced the Company a further $627 for working capital purposes.

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

The Company owed its principal shareholder, Thru Pharma, a total of $60,135 as of April 30, 2015, in the form of an intercompany payable. It is due on demand and is non-interest bearing.

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

As of April 30, 2015, the Company had a net operating loss carry-forward of approximately $95,983 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 4, 2014, the Company was named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action relates primarily to a contract dispute between AMERIFINANCIAL and the Company’s former majority shareholder, THRU PHARMA, LLC. The dispute alleged an unpaid balance of $171,870 and five membership units in THRU PHARMA, LLC. The dispute does not allege any actions or inactions by the Company’s officers or representatives acting on behalf of the Company. Counsel for THRU PHARMA, LLC, has requested the Company be dismissed from the lawsuit, as it is not a party to the disputed contract. As the Company has been advised by its legal counsel there is no legal basis for the Company being a part of the lawsuit, the Company has not recognized a liability in connection with it. On November 18, 2014, counsel for THRU PHARMA, LLC, filed an Original Answer and Request for Rule 194 Disclosures with the court. The filing included a general denial of all allegations against all defendants. No other discussions or actions have taken place as of June 19, 2015.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2015 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements which reflect management’s expectation or belief concerning future events that involve risks and uncertainties. Our actions, results and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in our Registration Statement on Form S-1 filed with the SEC on February 13, 2015 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible there will be a new business model for us, we have not finalized the decision. We have been reviewing business sectors other than the food sector the Company is currently engaged in and it is possible that a new business model could relate to a new business sector other than the food sector. It is also possible any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At April 30, 2015, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Results of Operations

Three and Six Month Period Ended April 30, 2015 Compared to the Three and Six Month Period Ended April 30, 2014

Revenue

We recognized no revenue in the three and six month period ended April 30, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

During the three and six month period ended April 30, 2015, our operating expenses were was $7,557 and $14,677 compared to $1,500 and $6,336 for the three and six months ended April 30, 2014, is due to the additional professional fees attributable to the filing of the 10-Q’s.

The Company has not commenced operations yet.

Net Loss

Our net loss for the three and six month period ended April 30, 2015 was $7,557 and $14,677 compared to $1,500 and $6,336 for the three and six months ended April 30, 2014, is due to the factors discussed above.

Liquidity and Capital Resources

At April 30, 2015 we had no assets and $60,135 of current liabilities compared to no assets and $45,458 of current liabilities at October 31, 2014.

Cash Flow for the Six Month Period Ended April 30, 2015 Compared to Six Month Period Ended April 30, 2014

Operating Activities

During the six months ended April 30, 2015 we used $14,677 in operating activities compared to $6,336 used in operating activities during the six months ended April 30, 2014. The increase in funds used in operating activities between the two periods related primarily to the increase in the operating loss due to the 10-Q filing fees incurred.

Investing Activities

We neither used nor generated cash flow from operating activities during the six month periods ended April 30, 2015 or 2014.

Financing Activities

During the six months ended April 30, 2015 we received $14,677 by way of loans from Thru Pharma to fund our working capital requirements. In the six months ended April 30, 2014, Mr. Leonov, formerly our principal shareholder and sole director and officer, had advanced the company $627 for working capital purposes and Thru Pharma advanced the company $1,500.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2015. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2015.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We improved cash controls – As of April 30, 2015, the Company has segregated cash handling and accounting functions. Although the Company did not require dual signatures on the Company’s bank accounts, management did require review and approval of all disbursements. Any effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.
14

Accordingly, the Company concluded that these control deficiencies resulted in a possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting.

During the most recently completed fiscal quarter there has been improvement in our internal control over financial reporting. Management plans to routinely assess its internal control over financial reporting against appropriate standards, and to make changes as determined necessary and according to the scope of business operations.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 4, 2014, the Company was named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. ("AMERIFINANCIAL"), of Houston, Texas. The action relates primarily to a contract dispute between AMERIFINANCIAL and the Company's former majority shareholder, THRU PHARMA, LLC. The dispute alleged an unpaid balance of $171,870 and five membership units in THRU PHARMA, LLC. The dispute does not allege any actions or inactions by the Company's officers or representatives acting on behalf of the Company. Counsel for THRU PHARMA, LLC, has requested the Company be dismissed from the lawsuit, as it is not a party to the disputed contract. As the Company has been advised by its legal counsel there is no legal basis for the Company being a part of the lawsuit, the Company has not recognized a liability in connection with it. On November 18, 2014, counsel for THRU PHARMA, LLC, filed an Original Answer and Request for Rule 194 Disclosures with the court. The filing included a general denial of all allegations against all defendants. No other discussions or actions have taken place as of June 19, 2015.

ITEM 2.	EXHIBITS

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: June 19, 2015	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
18