Form 10-Q
period 2015-07-31
Arax Holdings Corp
filed 2015-09-18
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 18, 2015
Common Stock: $0.001	10,300,000

Arax Holdings Corp.

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2015	2014
	(unaudited)	(audited)
ASSETS

Current Assets	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from related party	$68,168	$45,458
Total Current Liabilities	68,168	45,458

Total Liabilities	68,168	45,458

Stockholders’ Deficit:
Common stock, par value $0.001; 75,000,000 shares authorized;10,300,000 shares issued and outstanding as of June 30, 2015 (unaudited) and October 31, 2014	10,300	10,300
Additional paid in capital	25,548	25,548
Accumulated deficit	(104,016)	(81,306)
Total Stockholders’ Deficit	(68,168)	(45,458)

Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP
CONDENSED STATEMENTS OF OPERATIONS

	For the three months	For the three months	For the nine months	For the nine months
	ended July 31, 2015	ended July 31, 2014	ended July 31, 2015	ended July 31, 2014
	(unaudited)	(audited)	(unaudited)	(audited)

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	—	—	—	29
Bank Service Charges	—	—	—	24
Professional Fees	8,033	8,131	22,710	23,592
Loss on Disposal of Assets	—	—	—	428
TOTAL OPERATING EXPENSES	8,033	8,131	22,710	24,073

NET LOSS FROM OPERATIONS	(8,033)	(8,131)	(22,710)	(24,073)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(8,033)	$(8,131)	$(22,710)	$(24,073)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000	10,300,000	10,300,000

* denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

4

ARAX HOLDINGS CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount
Balance, October 31, 2014 -audited	10,300,000	$10,300	$25,548	$(81,306)	$(45,458)

Net loss for the period ended July 31, 2015	—	—	—	(22,710)	(22,710)

Balance, July 31, 2015 - unaudited	10,300,000	$10,300	$25,548	$(104,016)	$(68,168)

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	month period	month period
	ended	ended
	July 31, 2015	July 31, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(22,710)	$(24,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	29
Loss on disposal of fixed assets	—	428
Changes in operating assets and liabilities:	—	—
CASH USED IN OPERATING ACTIVITIES	(22,710)	(23,616)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	22,710	19,864
CASH PROVIDED BY FINANCING ACTIVITIES	22,710	19,864

Net increase (decrease) in cash and cash equivalents	—	(3,752)

Cash, beginning of period	—	3,752

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$—	$428
Forgiveness of loan from related party	$—	$4,848
Total Non-cash Investing and Financing Activities	$—	$—

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED

JULY 31, 2015 AND 2014

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

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible there will be a new business model for us, we have not finalized the decision. We have been reviewing business sectors other than the food sector the Company is currently engaged in and it is possible that a new business model could relate to a new business sector other than the food sector. It is also possible any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At July 31, 2015, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

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

In connection with the Transfer, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (“the Irrevocable Proxy”), to vote all of said 7,660,000 shares of common stock until the later of (i) the achievement of the objectives by Thru Pharma and Strategic set out in the consulting Agreement and (ii) June 30, 2015[DC1]. To date the objectives in the consulting Agreement with Strategic have not been met and Mr. Keough remains the control person for the company with the voting rights of all said 7,660,000 shares.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of July 31, 2015. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $104,016 as of July 31, 2015 and stockholders’ deficit of $68,168. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and nine months ended July 31, 2015 and 2014.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three and nine month periods ending July 31, 2015 and 2014.

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

No shares of common stock were issued during the three and nine month periods ended July 31, 2015 or 2014.

The Company had 10,300,000 shares of common stock issued and outstanding as of July 31, 2015.

Additional Paid in Capital

The Company owed its principal shareholder and Chief Executive Officer Vladimir Leonov, a total of $4,221 as of October 31, 2013, in the form of an unsecured loan. The note was due on demand and was non-interest bearing.

During the nine months ended July 31, 2014, Mr. Leonov advanced the Company a further $627 for working capital purposes.

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

The Company owed its principal shareholder, Thru Pharma, a total of $68,168 as of July 31, 2015, in the form of an intercompany payable. It is due on demand and is non-interest bearing.

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

As of July 31, 2015, the Company had a net operating loss carry-forward of approximately $104,016 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 4, 2014, the Company was named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action relates primarily to a contract dispute between AMERIFINANCIAL and the Company’s former majority shareholder, THRU PHARMA, LLC. The dispute alleged an unpaid balance of $171,870 and five membership units in THRU PHARMA, LLC. The dispute does not allege any actions or inactions by the Company’s officers or representatives acting on behalf of the Company. Counsel for THRU PHARMA, LLC, has requested the Company be dismissed from the lawsuit, as it is not a party to the disputed contract. As the Company has been advised by its legal counsel there is no legal basis for the Company being a part of the lawsuit, the Company has not recognized a liability in connection with it. On November 18, 2014, counsel for THRU PHARMA, LLC, filed an Original Answer and Request for Rule 194 Disclosures with the court. The filing included a general denial of all allegations against all defendants. On August 31, 2015 a hearing for a summary judgement on behalf of AMERIFINANCIAL, INC. was only successful against THRU PHARMA, LLC. A motion to dismiss ARAX HOLDINGS CORP. from this case is in process.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2015 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements which reflect management’s expectation or belief concerning future events that involve risks and uncertainties. Our actions, results and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in our Annual report on Form 10K filed with the SEC on February 13, 2015 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. We have been assessing potential new business models to replace our previous business model relating to hot dog stands in Mexico. While it is quite possible there will be a new business model for us, we have not finalized the decision. We have been reviewing business sectors other than the food sector the Company is currently engaged in and it is possible that a new business model could relate to a new business sector other than the food sector. It is also possible any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At July 31, 2015, and as of the date of this filing, we continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Results of Operations

Three and Nine Month Period Ended July 31, 2015 Compared to the Three and Nine Month Period Ended July 31, 2014

Revenue

We recognized no revenue in the three and nine month period ended July 31, 2015 and 2014 as we have not commenced operations as yet.

Operating Expenses

During the three and nine month period ended July 31, 2015, our operating expenses were $8,033 and $22,710, respectively, broadly similar to the operating expenses of $8,131 and $24,073 incurred during the three and nine months ended July 31, 2014. The $1,363 decrease in operating expenses in the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014 was principally due to reduced legal fees incurred in the current period as opposed to the prior year.

Net Loss

Our net loss for the three and nine month period ended July 31, 2015 was $8,033 and $22,710, respectively, broadly similar to the net loss of $8,131 and $24,073, respectively, for the three and nine months ended July 31, 2014.

Liquidity and Capital Resources

At July 31, 2015 we had no assets and $68,168 of current liabilities compared to no assets and $45,458 of current liabilities at October 31, 2014. The increase in our working capital deficit in for the nine months ended July 31, 2015 is principally due to the operating losses we incurred in the period.

Cash Flow for the Nine Month Period Ended July 31, 2015 Compared to Nine Month Period Ended July 31, 2014

Operating Activities

During the nine months ended July 31, 2015 we used $22,710 for operating activities compared to $23,616 used in operating activities during the nine months ended July 31, 2014. The decrease in funds used in operating activities between the two periods related was due to a decrease in legal fees.

Investing Activities

We neither used nor generated cash flow from operating activities during the nine month periods ended July 31, 2015 or 2014.

Financing Activities

During the nine months ended July 31, 2015 we received $22,710 by way of loans from Thru Pharma to fund our working capital requirements. In the nine months ended July 31, 2014, Mr. Leonov, formerly our principal shareholder and sole director and officer, had advanced the company $627 for working capital purposes and Thru Pharma advanced the company $19,237 for a total of $19,864 in cash loaned from related parties.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2015. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2015.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We improved cash controls – As of April 30, 2015, the Company has segregated cash handling and accounting functions. Management also requires segregated review of all disbursements. Any effects of previous period poor cash controls were mitigated by the fact the Company had limited transactions in their bank accounts.

Accordingly, the Company concluded these control deficiencies resulted in a possibility that a material misstatement of the unaudited financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting.

During the most recently completed fiscal quarter, there has been improvement in our internal control over financial reporting. Management plans to routinely assess its internal control over financial reporting against appropriate standards, and to make changes as determined necessary and according to the scope of business operations.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

On June 4, 2014, the Company was named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action relates primarily to a contract dispute between AMERIFINANCIAL and the Company’s former majority shareholder, THRU PHARMA, LLC. The dispute alleged an unpaid balance of $171,870 and five membership units in THRU PHARMA, LLC. The dispute does not allege any actions or inactions by the Company’s officers or representatives acting on behalf of the Company. Counsel for THRU PHARMA, LLC, has requested the Company be dismissed from the lawsuit, as it is not a party to the disputed contract. As the Company has been advised by its legal counsel there is no legal basis for the Company being a part of the lawsuit, the Company has not recognized a liability in connection with it. On November 18, 2014, counsel for THRU PHARMA, LLC, filed an Original Answer and Request for Rule 194 Disclosures with the court. The filing included a general denial of all allegations against all defendants. On August 31, 2015 a hearing for a summary judgement on behalf of AMERIFINANCIAL, INC. was only successful against THRU PHARMA, LLC. A motion to dismiss ARAX HOLDINGS CORP. from this case is in process.

ITEM 2.	EXHIBITS

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: September 18, 2015	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
15

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
16