Form 10-K
period 2015-10-31
Arax Holdings Corp
filed 2016-02-16
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File No. 333-185928

ARAX HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	2013	EIN 99-0376721
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

As of February 12, 2016, the registrant had 10,300,000 shares of common stock issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant at April 30, 2015 (the last business day of the registrant’s second fiscal quarter) was approximately $920,000. The aggregate market value was computed based upon 2,300,000 shares of common stock held by non-affiliates as of April 30, 2015 and a $0.40 closing price of the common stock as reported on the OTC QB Market on April 30, 2015. The closing price for the common stock on April 30, 2015 was used because the OTC QB Market reported no trades on that date and there was no active trading market for the registrant’s common stock in the subsequent two fiscal quarters.

ARAX HOLDINGS CORP.

FORM 10K

OCTOBER 31, 2015

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

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico. As of the filing of the 10K for last year, the Company stated that it was re-evaluating its business plan.

It was further indicated as possible that a new business model could be related to a new business sector other than the food sector, and that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2015, and as of the date of this filing, Management believes that the best business model for our investors is to pursue business activity in the Life Sciences sector of the United States and possibly internationally. We will continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a revision to a certain Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma n the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of Arax Holdings would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

In connection with earlier amendments to the Consulting Agreement, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of the common stock in the Company under certain conditions. That proxy no longer exists under the terms of the most recent amendment.

As part of the currently amended Consulting Agreement, Thru Pharma agreed to transfer 753,504 Company shares to Strategic upon the closing of a merger or acquisition (an “M&A Transaction”) of a public entity, resulting in Thru Pharma being the controlling owner of the entity that was the subject of the M&A Transaction, and Thru Pharma would cause such entity to also issue to Strategic a stock warrant to purchase 600,000 (six hundred thousand) shares of common stock of the entity that was the subject of the M&A Transaction. Such warrant will be of five-year duration, exercisable at $0.10 per share, and shall vest in four equal amounts of 150,000 shares with the first annual vesting to occur 60 (sixty) days following the completion of the PUBCO M&A Transaction, as well as other routine terms.

Notwithstanding anything to the contrary provided in the Consulting Agreement or elsewhere, in no event would Thru Pharma be directly and/or indirectly obligated to enter into or complete any particular M&A Transaction, including, but not limited to, any M&A Transaction with the Company.

Effective July 1, 2015, Thru Pharma and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to multi-year auditing of Thru Pharma financials. The total available funds are $200,000, and Thru Pharma has only drawn $75,000. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of October 31, 2015. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $111,080 as of October 31, 2015 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital and stockholders’ deficit of $75,232 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

On June 4, 2014, we were named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action related primarily to a contract dispute between AMERIFINANCIAL and our majority shareholder, THRU PHARMA, LLC. The dispute did not allege any actions or inactions by our officers or representatives acting on our behalf. Counsel for THRU PHARMA, LLC, requested that we be dismissed from this lawsuit, as we were not party to the disputed contract, and there was no legal basis for the Company being a part of the lawsuit. The Company did not recognize a liability in connection with it.

On August 31, 2015, the Judge in this Harris County, Texas, case ruled that the only remaining Defendant was THRU PHARMA, LLC. Subsequent to our year end, on January 8, 2016, THRU PHARMA and AMERIFINANCIAL, INC. reached settlement of the dispute.

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

The following table sets forth the high and low trade information for our common stock for each quarter of the fiscal year ended October 31, 2015. As of October 31, 2014, the common stock was at $0.62. The first trade of our common stock this fiscal year was on November 3, 2014. No shares were traded during the fiscal quarters ended July 31, 2015 and October 31, 2015.

Quarter Ended	High	Low
January 31, 2015	$0.62	$0.52
April 30, 2015	$0.52	$0.40
July 31, 2015	$0.40	$0.40
October 31, 2015	$0.40	$0.40

No shares traded during Q3 and Q4. Bid price remained at $0.40.

Number of Holders

As of October 31, 2015, the 10,300,000 issued and outstanding shares of common stock were held by 37 total shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2015, 2014 and 2013. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No sales of unregistered securities were completed in the twelve months ended October 31, 2015.

Purchase of our Equity Securities by Officers and Directors

No purchase of equity securities took place in the twelve months ended October 31, 2015.

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

Overview

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico. As of the filing of the 10K for last year, the Company stated that it was re-evaluating its business plan.

It was further indicated as possible that a new business model could be related to a new business sector other than the food sector, and that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2015, and as of the date of this filing, Management believes that the best business model for our investors is to pursue business activity in the Life Sciences sector of the United States and possibly internationally. We will continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a revision to a certain Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma in the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of Arax Holdings would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

In connection with earlier amendments to the Consulting Agreement, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of the common stock in the Company under certain conditions. That proxy no longer exists under the terms of the most recent amendment.

As part of the currently amended Consulting Agreement, Thru Pharma agreed to transfer 753,504 Company shares to Strategic upon the closing of a merger or acquisition (an “M&A Transaction”) of a public entity, resulting in Thru Pharma being the controlling owner of the entity that was the subject of the M&A Transaction, and Thru Pharma would cause such entity to also issue to Strategic a stock warrant to purchase 600,000 (six hundred thousand) shares of common stock of the entity that was the subject of the M&A Transaction. Such warrant will be of five-year duration, exercisable at $0.10 per share, and shall vest in four equal amounts of 150,000 shares with the first annual vesting to occur 60 (sixty) days following the completion of the PUBCO M&A Transaction, as well as other routine terms. Notwithstanding anything to the contrary provided in the Consulting Agreement or elsewhere, in no event would Thru Pharma be directly and/or indirectly obligated to enter into or complete any particular M&A Transaction, including, but not limited to, any M&A Transaction with the Company.

Effective July 1, 2015, Thru Pharma and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to multi-year auditing of Thru Pharma financials. The total available funds are $200,000, and Thru Pharma has only drawn $75,000. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction. In the event that Thru Pharma is unable to timely make payments under this Agreement, Catalyst has the option of gaining control of the Thru Pharma shares in the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

FISCAL YEAR ENDED OCTOBER 31, 2015 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2014.

Revenue

We recognized no revenue during the twelve months ended October 31, 2014 and 2013 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended October 31, 2015, our operating expenses were $29,774 compared to $50,294 during the prior fiscal year. During the twelve months ended October 31, 2015, our operating expenses comprised professional fees of $29,774. By comparison, for the twelve months ended October 31, 2014, our operating expenses comprised professional fees of $49,813, bank service charges of $24, loss on disposal of an asset of $428 and depreciation expense of $29. Expenses incurred during the fiscal year ended October 31, 2015 compared to fiscal year ended October 31, 2014 decreased primarily due to lack of any change in control. Professional fees generally include financial and administrative contracted services.

Net Loss

Our net loss for the fiscal year ended October 31, 2015 was $29,774 compared to a net loss of $50,294 during the fiscal year ended October 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2015, we had no assets and $75,232 of current liabilities comprised of a payments on our behalf by a related party. As of October 31, 2015, our total assets were $0 and our total liabilities were $75,232 comprised of payables to a related party.

FISCAL YEAR ENDED OCTOBER 31, 2015 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended October 31, 2015, we used $29,774 in operating activities compared to $50,294 during the fiscal year ended October 31, 2014. The decrease between the two periods related primarily to the decrease in the loss due to professional fees as compared to the prior fiscal year.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the fiscal years ended October 31, 2015 or 2014.

Cash Flows from Financing Activities

During the fiscal year ended October 31, 2015, we received $29,774 by way of payments on our behalf by a related party to fund our working capital requirements. During the fiscal year ended October 31, 2014, we received $50,294 by way of payments on our behalf by our then principal shareholder.

PLAN OF OPERATION AND FUNDING

Historically, we have funded working capital requirements primarily through the proceeds of the private placement of equity instruments and by way of loans from related parties. Our working capital requirements are expected to increase as our business grows. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) personnel; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We expect that working capital requirements will be funded through advances or payables on our behalf from Thru Pharma, and through further issuances of our securities.

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

GOING CONCERN

The independent auditors’ report accompanying our October 31, 2015 and October 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arax Holdings Corp.

2329 N. Career Avenue, Suite 317
Sioux Falls, South Dakota, 57107

We have audited the accompanying balance sheets of Arax Holdings Corp. as of October 31, 2014 and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arax Holdings Corp. as of October 31, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 13, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033      ~     Phone 303-968-3281     ~      Fax 303.456.7488   www.cutlercpas.com

F -1

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

1438 N Highway 89, Suite 130

Farmington, UT 84025

Office: (801)447-9572 Fax: (801)447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arax Holdings Corp.

2329 N. Career Avenue, Suite 317

Sioux Falls, South Dakota, 57107

We have audited the accompanying balance sheets of Arax Holdings Corp. as of October 31, 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arax Holdings Corp. as of October 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Farmington Utah

February 16, 2016

F -2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arax Holdings Corp

Balance Sheets

	October 31, 2015	October 31, 2014
ASSETS

Current assets	—	—
Total current assets
	—	—
TOTAL ASSETS	—	—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loans from related party	75,232	45,458
Total current liabilities	75,232	45,458

Total liabilities	75,232	45,458

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid-in capital	25,548	25,548
Accumulated deficit	(111,080)	(81,306)
Total stockholders’ deficit	(75,232)	(45,458)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	—	—

See accompanying notes to financial statements.

F -3

Arax Holdings Corp

Statements of Operations

	For the Year Ended	For the Year Ended
	October 31, 2015	October 31, 2014

REVENUE	—	—

OPERATING EXPENSES
Depreciation expense	—	29
Bank service charges	—	24
Professional fees	29,774	49,813
Loss on disposal of fixed assets	—	428
TOTAL OPERATING EXPENSES	29,774	50,294

NET LOSS FROM OPERATIONS	(29,774)	(50,294)

Provision for Income Taxes	—	—

NET LOSS	(29,774)	(50,294)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000

*Denotes a loss of less than $(0.01) per share

See accompanying notes to financial statements.

F -4

Arax Holdings Corp

Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, October 31, 2013	10,300,000	$10,300	$20,700	$(31,012)	$(12)

Forgiveness of related party loan payable	—	—	4,848	—	4,848
Net loss for the period	—	—	—	(50,294)	(50,294)

Balances, October 31, 2014	10,300,000	$10,300	$25,548	$(81,306)	$(45,458)

Net loss for the period	—	—	—	(29,774)	(29,774)

Balances, October 31, 2015	10,300,000	$10,300	$25,548	$(111,080)	$(75,232)

See accompanying notes to financial statements.

F -5

Arax Holdings Corp

Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2015	October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(29,774)	$(50,294)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	—	29
Loss on disposal of fixed assets	—	428
NET CASH USED IN OPERATING ACTIVITIES	(29,774)	(49,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	29,774	46,085
NET CASH FLOWS FROM FINANCING ACTIVITIES:	29,774	46,085

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(3,752)

CASH, BEGINNING OF PERIOD	—	3,752

CASH, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	—	—
Income taxes paid	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	—	428
Forgiveness of loan from related party	—	4,848
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$—	$5,276

See accompanying notes to financial statements.

F -6

ARAX HOLDINGS CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico. As of the filing of the 10K for last year, the Company stated that it was re-evaluating its business plan.

It was further indicated as possible that a new business model could be related to a new business sector other than the food sector, and that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2015, and as of the date of this filing, Management believes that the best business model for our investors is to pursue business activity in the Life Sciences sector of the United States and possibly internationally. We will continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a revision to a certain Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma n the event that a PUBCO M&A transaction di not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of Arax Holdings would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

In connection with earlier amendments to the Consulting Agreement, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of the common stock in the Company under certain conditions. That proxy no longer exists under the terms of the most recent amendment.

As part of the currently amended Consulting Agreement, Thru Pharma agreed to transfer 753,504 Company shares to Strategic upon the closing of a merger or acquisition (an “M&A Transaction”) of a public entity, resulting in Thru Pharma being the controlling owner of the entity that was the subject of the M&A Transaction, and Thru Pharma would cause such entity to also issue to Strategic a stock warrant to purchase 600,000 (six hundred thousand) shares of common stock of the entity that was the subject of the M&A Transaction. Such warrant will be of five-year duration, exercisable at $0.10 per share, and shall vest in four equal amounts of 150,000 shares with the first annual vesting to occur 60 (sixty) days following the completion of the PUBCO M&A Transaction, as well as other routine terms.

Notwithstanding anything to the contrary provided in the Consulting Agreement or elsewhere, in no event would Thru Pharma be directly and/or indirectly obligated to enter into or complete any particular M&A Transaction, including, but not limited to, any M&A Transaction with the Company.

Effective July 1, 2015, Thru Pharma and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to multi-year auditing of Thru Pharma financials. The total potentially available funds are $200,000, and Thru Pharma has only drawn $75,000. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction. In the event that Thru Pharma is unable to timely make payments under this Agreement, Catalyst has the option of gaining control of the Thru Pharma shares in the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

F -7

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of October 31, 2015. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $111,080 as of October 31, 2015 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital and stockholders’ deficit of $75,232 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

The Company is dependent on additional investment capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

F -8

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in United States of America and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (February 23, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are now fully included.

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

Fair Value of Financial Instruments

The fair values of the Company’s accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short and long term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

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

F -9

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

The Company had 10,300,000 shares of common stock issued and outstanding as of October 31, 2015.

Additional Paid in Capital

None

F -10

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

The Company owed its majority shareholder, Thru Pharma, a total of $75,232 as of October 31, 2015, in the form of a related party payable. It is due on demand and is non-interest bearing.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

On June 4, 2014, we were named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action related primarily to a contract dispute between AMERIFINANCIAL and our majority shareholder, THRU PHARMA, LLC. The dispute did not allege any actions or inactions by our officers or representatives acting on our behalf. Counsel for THRU PHARMA, LLC, requested that we be dismissed from this lawsuit, as we were not party to the disputed contract, and there was no legal basis for the Company being a part of the lawsuit. The Company did not recognize a liability in connection with it.

On August 31, 2015, the Judge in this Harris County, Texas, case ruled that the only remaining Defendant was THRU PHARMA, LLC. Subsequent to our year end, on January 8, 2016, THRU PHARMA and AMERIFINANCIAL, INC. reached settlement of the dispute.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F -11

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2015. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2015.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

F -12

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of October 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at October 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

F -13

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position

Steven J. Keough	60	Chairman, President, Secretary,
2329 N. Career Avenue, Suite 317		Treasurer and Director
Sioux Falls, South Dakota, 57107

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

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Steven Keough who currently devotes minimal time per week to company matters. We intend to hire employees on an as-needed basis.

F -14

Item 11.	Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended October 31, 2014 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
2015 Steven J Keough *	0	0	0	0	0	0	0	0

*CEO, President, CFO/Treasurer, Secretary

2014 Steven J Keough *	0	0	0	0	0	0	0	0

As of October 31, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.
F -15

Stock Type	Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned and Nature of Beneficial Ownership	Percentage

Common Stock	Thru Pharma, LLC	8,000,000	77.67%
	2329 N. Career Avenue,
	Suite 317
	Sioux Falls, SD 57107

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

During the year ended October 31, 2015, we borrowed $29,960 from our shareholder, Thru Pharma, in the form of a related party payable. It is due on demand and is non-interest bearing.

Item 14.	Principal Accountant Fees and Services

During fiscal year ended October 31, 2015, we incurred approximately $8,950 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended January 31, 2015, April 30, 2015 and July 31, 2015. This compares to approximately $7,750 in fees during fiscal year ended October 31, 2014 in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended January 31, 2014, April 30, 2014, and July 31, 2014.

F -16

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

F -17

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARAX HOLDINGS CORP.
Dated: February 16, 2016	By:	/s/ Steven J. Keough
Steven J. Keough, Chairman, President, Chief Executive Officer and Chief Financial Officer and Secretary
F - 18