Form 10-Q
period 2016-01-31
Arax Holdings Corp
filed 2016-03-16
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-185928

ARAX HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	99-0376721
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2016
Common Stock: $0.001	10,300,000

  Arax Holdings Corp.

Form 10-Q
Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ARAX HOLDINGS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31, 2016	October 31, 2015
ASSETS

Current Assets	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from related party	$78,532	$75,232
Total Current Liabilities	78,532	75,232

Total Liabilities	78,532	75,232

Stockholders’ Deficit:
Common stock, par value $0.001; 75,000,000 shares authorized; 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	25,548	25,548
Accumulated deficit	(114,380)	(111,080)
Total Stockholders’ Deficit	(78,532)	75,232

Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Month Period Ended January 31, 2016	For The Three Month Period Ended January 31, 2015
REVENUES	$—	$—

OPERATING EXPENSES
Professional Fees	3,300	7,557
TOTAL OPERATING EXPENSES	3,300	7,557

NET LOSS FROM OPERATIONS	(3,300)	(7,557)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(3,300)	$(7,557)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000

*  denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, October 31, 2015 - audited	10,300,000	$10,300	$25,548	$(111,080)	$(75,232)

Net loss for the period ended October 31, 2015	—	—	—	(3,300)	(3,300)

Balance, January 31, 2016 - unaudited	10,300,000	$10,300	$25,548	$(114,380)	$(78,532)

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Month Period Ended January 31, 2016	For The Three Month Period Ended January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,300)	$(7,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	—
Loss on disposal of fixed assets	—	—
Prepaid expenses	—	(2,000)
CASH USED IN OPERATING ACTIVITIES	(3,300)	(9,557)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	3,300	9,557
CASH PROVIDED BY FINANCING ACTIVITIES	3,300	9,557

Net increase (decrease) in cash and cash equivalents	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of equipment without cash proceeds	$—	$—
Forgiveness of loan from related party	$—	$—
Total Non-cash Investing and Financing Activities	$—	$—

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED

January 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico. As of the filing of the 10 K for last year, the Company stated that Management believes that the best business model for our investors is to pursue business activity in the Life Sciences sector of the United States and internationally. We will continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

This new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. Additional asset acquisitions and transfers may occur.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of January 31, 2016. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $114,380 as of January 31, 2016 and stockholders’ deficit of $78,532. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. All of the Company’s tax years are subject to examination by Federal and State jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC- 605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months ended January 31, 2016.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three and nine month periods ending January 31, 2016.

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

No shares of common stock were issued during the three month periods ended January 31, 2016.

The Company had 10,300,000 shares of common stock issued and outstanding as of January 31, 2016.

Additional Paid in Capital

None

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

The Company owed its principal shareholder, Thru Pharma, a total of $78,532 as of January 31, 2016, in the form of a related party payable. It is due on demand and is non-interest bearing.

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

As of January 31, 2016, the Company had a net operating loss carry-forward of approximately $114,380 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

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

On August 31, 2015, the Judge in this Harris County, Texas, case ruled that the only remaining Defendant was THRU PHARMA, LLC. On January 8, 2016, THRU PHARMA and AMERIFINANCIAL, INC. reached settlement of the dispute. Subsequent to this quarter plaintiff submitted a motion to dismiss this case on February 12, 2016.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements which reflect management’s expectation or belief concerning future events that involve risks and uncertainties. Our actions, results and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in our Annual report on Form 10K filed with the SEC on February 13, 2015 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward- looking statements are qualified in their entirety by the above cautionary statements.

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

Overview

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico. That has now changed and is discussed further below.

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

Following the changes in control and management of the Company related to the Acquisition, we have been reevaluating our business plan. As of the filing of the 10K for last year, the Company stated that Management believes that the best business model for our investors is to pursue business activity in the Life Sciences sector of the United States and internationally. We will continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

This new business model could entail restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. Additional asset acquisitions and transfers may occur. The Company may establish a presence on other markets as part of the restructuring.

Results of Operations

Three Month Period Ended January 31, 2016 Compared to the Three Month Period Ended January 31, 2015

Revenue

No revenue was recognized in the three month period ended January 31, 2016. Operations have not yet commenced.

Operating Expenses and Net Loss

During the three month period ended January 31, 2016, our operating expenses and net loss was $3,300. There was a decrease of $4,257 compared to the operating expenses and net loss of $7,557 incurred during the three months ended January 31, 2015 due to a reduction in legal fees.

Liquidity and Capital Resources

At January 31, 2016 we had no assets and $78,532 of current liabilities compared to no assets and $75,232 of current liabilities at October 31, 2015. The increase in our working capital deficit for the three months ended January 31, 2016 is principally due to the operating losses we incurred in the period.

Cash Flow for the Three Month Period Ended January 31, 2016 Compared to Three Month Period Ended January 31, 2015

Operating Activities

During the three months ended January 31, 2016 we used $3,300 for operating activities compared to $9,557 used in operating activities during the three months ended January 31, 2015. The decrease in funds used in operating activities between the two periods was due to a decrease in legal fees and prepaid expenses.

Investing Activities

We neither used nor generated cash flow from investing activities during the three month periods ended January 31, 2016 or 2015.

Financing Activities

During the three months ended January 31, 2016 we received $3,300 in loans from Thru Pharma to fund our working capital requirements for a total balance of $78,532 from related parties. In the three months ended January 31, 2015, Thru Pharma advanced the company $9,557.

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

Going Concern Qualification

The independent auditors’ review report accompanying the Company’s October 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2016. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2016.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2016 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

On August 31, 2015, the Judge in this Harris County, Texas, case ruled that the only remaining Defendant was THRU PHARMA, LLC. On January 8, 2016, THRU PHARMA and AMERIFINANCIAL, INC. reached settlement of the dispute. Subsequent to this quarter plaintiff submitted a motion to dismiss this case on February 12, 2016.

ITEM 2.	EXHIBITS

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: March 15, 2016	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
15

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
16