Form 10-K/A
period 2015-10-31
Arax Holdings Corp
filed 2016-07-12
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

As of February 12, 2016, the registrant had 10,335,294 shares of common stock issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant at April 30, 2015 (the last business day of the registrant’s second fiscal quarter) was approximately $920,000. The aggregate market value was computed based upon 2,300,000 shares of common stock held by non-affiliates as of April 30, 2015 and a $0.40 closing price of the common stock as reported on the OTC QB Market on April 30, 2015. The closing price for the common stock on April 30, 2015 was used because the OTC QB Market reported no trades on that date and there was no active trading market for the registrant’s common stock in the subsequent two fiscal quarters.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2015, filed with the Securities and Exchange Commission on February 16, 2016 (the “Annual Report”), is to record related party payables due to two consultants under consulting agreements with Thru Pharma to be paid with 7,500 options for the first consultant on a monthly basis convertible at $.80 per share entered into in February 2015 and the other to be paid in 10,000 common shares as stock payable, and record a management estimate of 25% of their overall compensation as a consulting expense. The Company issued 600,000 warrants on September 22, 2015 as payment for legal expenses that had not been recorded. The Company also entered into a convertible note agreement that previously had not been recorded that is considered a derivative or contains embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and a OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note has a maturity date of nine months after funding and also includes a fifty percent premium totaling $37,500 which is added on 90 days after funding. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $19,934 and derivative expense of $25,434 during the year ended October 31, 2015. As of October 31, 2015, the fair market value of the derivatives aggregated $5,500 using the following assumptions: estimated 0.42 to 0.75-year term, estimated volatility of 133.49% to 243.69%, and a discount rate of 0.21% to 0.23%. Subsequent to the year ending October 31, 2015, 35,294 shares of common stock were issued on February 5, 2016. The shares were issued as part of an incentive to enter into convertible notes that were owed as of October 31, 2015, with a relative fair value of $11,881.

No other changes have been made to the Annual Report except as noted above. This Amendment to the Annual Report speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Annual Report except that changes have been made to the cover page, Note 9 – Convertible Debt and Derivative Liabilities, Note 10 - Fair Value Measurement, Note 11 – Stock Purchase Options and Warrants, and Note 12 – Correction of Financial Statements.

ARAX HOLDINGS CORP.

FORM 10K/A

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

The Company is a majority-owned subsidiary of Thru Pharma, LLC, and these financials are presented on a stand-alone basis. All transactions with Thru Pharma have ben identified in Note: 4 and Note 5: Related party transactions.

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

Effective July 1, 2015, Arax and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to multi-year auditing of Thru Pharma financials. The total available funds are $200,000, and the Company has only drawn $75,000, and for which the Company is the obligor. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction. In the event that the Company is unable to timely make payments under this agreement, Catalyst has the option of gaining control of the Thru Pharma shares in the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of October 31, 2015. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $442,409 as of October 31, 2015 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital deficit and stockholders’ deficit of $121,027 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

On June 4, 2014, we were named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action related primarily to a contract dispute between AMERIFINANCIAL and our majority shareholder, Thru Pharma, LLC. The dispute did not allege any actions or inactions by our officers or representatives acting on our behalf. Counsel for Thru Pharma, LLC, requested that we be dismissed from this lawsuit, as we were not party to the disputed contract, and there was no legal basis for the Company being a part of the lawsuit. Accordingly, the Company did not recognize a liability in connection with the suit.

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

Effective July 1, 2015, Arax and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to multi-year auditing of Thru Pharma financials. The total available funds are $200,000, and the Company has only drawn $75,000, and for which the Company is the obligor. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction. In the event that the Company is unable to timely make payments under this Agreement, Catalyst has the option of gaining control of the Thru Pharma shares in the Company.

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

FISCAL YEAR ENDED OCTOBER 31, 2015 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2014.

Revenue

We recognized no revenue during the twelve months ended October 31, 2015 and 2014 as we have not commenced revenue generating operations as yet.

Operating Expenses

During the fiscal year ended October 31, 2015, our operating expenses were $328,640 compared to $50,294 during the prior fiscal year. During the twelve months ended October 31, 2015, our operating expenses comprised professional fees of $328,640. By comparison, for the twelve months ended October 31, 2014, our operating expenses comprised professional fees of $49,813, bank service charges of $24, loss on disposal of an asset of $428 and depreciation expense of $29. Expenses incurred during the fiscal year ended October 31, 2015 compared to fiscal year ended October 31, 2014 increased primarily due to the issuance of options and warrants as compensation. Professional fees generally include financial and administrative contracted services.

Other Income (Expenses)

During the fiscal year ended October 31, 2015, our other income (expenses) were $23,616 compared to $0 during the prior fiscal year. During the twelve months ended October 31, 2015, our other income (expenses) comprised of interest expense of $18,116 from accrued interest on convertible notes and from the amortization of debt discount and OID, $25,434 in derivative expense, and $19,934 in change in fair value of derivative. By comparison, for the twelve months ended October 31, 2014 other income/(expenses) were $0.

Net Loss

Our net loss for the fiscal year ended October 31, 2015 was $352,256 compared to a net loss of $50,294 during the fiscal year ended October 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2015, our total assets were $0 and the Company had $114,417 of current liabilities comprised of $37,682 in loans from related parties, $69,312 in payments made in the form of convertible notes payable, net of discount, $1,923 in accrued interest payable, and $5,500 in derivative liability. As of October 31, 2014, our total assets were $0 and our total liabilities were $45,458 comprised of payables to a related party.

FISCAL YEAR ENDED OCTOBER 31, 2015 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended October 31, 2015, we used $29,774 in operating activities compared to $49,837 during the fiscal year ended October 31, 2014. The decrease between the two periods related primarily to the decrease in the loss due to non-cash professional fees as compared to the prior fiscal year.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the fiscal years ended October 31, 2015 or 2014.

Cash Flows from Financing Activities

During the fiscal year ended October 31, 2015, we received $29,774 by way of payments on our behalf by a related party to fund our working capital requirements, received $65,000 in proceeds from a convertible note, and made payments to related party totaling $65,000. During the fiscal year ended October 31, 2014, we received $46,085 by way of payments on our behalf by our then principal shareholder.

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

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arax Holdings Corp.

2329 N. Career Avenue, Suite 317
Sioux Falls, South Dakota, 57107

We have audited the accompanying balance sheet of Arax Holdings Corp. as of October 31, 2014 and the related statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Farmington Utah

February 16, 2016

Except for Notes 8 and 12, which are July 8, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arax Holdings Corp.

Balance Sheets

	October 31, 2015	October 31, 2014
	(Restated)
ASSETS

Current assets	$—	$—
Total current assets
	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Loans from related party	$37,682	$45,458
Convertible Notes payable, net of $43,188 debt discount	69,312	—
Accrued Interest Payable	1,923	—
Derivative Liability	5,500	—
Total current liabilities	114,417	45,458

Total liabilities	114,417	45,458

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid-in capital	258,564	25,548
Stock Subscription Payable	50,281	—
Accumulated deficit	(433,562)	(81,306)
Total stockholders’ deficit	$(114,417)	$(45,458)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements.

Arax Holdings Corp.

Statements of Operations

	For the Year Ended	For the Year Ended
	October 31, 2015	October 31, 2014
	(Restated)
REVENUE	$—	$—

OPERATING EXPENSES
Depreciation expense	—	29
Bank service charges	—	24
Professional fees	328,640	49,813
Loss on disposal of fixed assets	—	428
TOTAL OPERATING EXPENSES	328,640	50,294

NET LOSS FROM OPERATIONS	(328,640)	(50,294)

OTHER INCOME (EXPENSES)
Interest Expense	(18,116)	—
Derivative Expense	(25,434)	—
Change in Fair Value of Derivative	19,934	—
TOTAL OTHER INCOME (EXPENSES)	(23,616)	—

NET LOSS BEFORE INCOME TAXES	(352,256)	(50,294)

Provision for Income Taxes	—	—

NET LOSS	(352,256)	(50,294)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000

*Denotes a loss of less than $(0.01) per share

See accompanying notes to financial statements.

Arax Holdings Corp.

Statement of Changes in Stockholders’ Deficit

For the years ended October 31, 2015 and 2014

			Additional	Stock		Total
	Common Stock		Paid In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balances, October 31, 2013	10,300,000	$10,300	$20,700	$—	$(31,012)	$(12)

Forgiveness of related party loan payable	—	—	4,848	—	—	4,848
Net loss for the period	—	—	—	—	(50,294)	(50,294)

Balances, October 31, 2014	10,300,000	$10,300	$25,548	$—	$(81,306)	$(45,458)

Stock as Incentive for Convertible Note	—	—	—	11,881	—	11,881
Stock for Compensation	—	—	—	38,400	—	38,400
Options Granted for Compensation	—	—	16,217	—	—	16,217
Warrants Issued for Compensation	—	—	216,799	—	—	216,799
Net loss for the period	—	—	—	—	(352,256)	(352,256)

Balances, October 31, 2015	10,300,000	$10,300	$258,564	$50,281	$(433,562)	$(114,417)

See accompanying notes to financial statements.

Arax Holdings Corp.

Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2015	October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(361,103)	$(50,294)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock for Compensation	38,400	—
Derivative Expense	25,434	—
Related party payable for services	27,450	—
Options granted for compensation	16,217	—
Warrants issued for professional fees	216,799	—
Change in Fair Value of Derivative	(19,934)	—
Amortization of debt discount and Original Issue Discount	16,193	—
Depreciation expense	—	29
Loss on disposal of fixed assets	—	428
Changes in Assets and Liabilities:
Accrued Interest Payable	1,923	—
NET CASH USED IN OPERATING ACTIVITIES	(29,774)	(49,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	29,774	46,085
Proceeds from convertible note	65,000	—
Payments to related party	(65,000)	—
NET CASH FLOWS FROM FINANCING ACTIVITIES:	29,774	46,085

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(3,752)

CASH, BEGINNING OF PERIOD	—	3,752

CASH, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	—	—
Income taxes paid	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Original Issue Discount	$10,000	$—
Stock as Incentive for Convertible Note	$11,881	$—
Disposal of equipment without cash proceeds	$—	$428
Forgiveness of loan from related party	$—	$4,848
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$21,881	$5,276

See accompanying notes to financial statements.

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

The Company is a majority-owned subsidiary of Thru Pharma, LLC, and these financials are presented on a stand-alone basis. All transactions with Thru Pharma have been identified in Note 4: Stockholders’ deficit and Note 5: Related party transactions.

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

Effective July 1, 2015, Arax and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to multi-year auditing of Thru Pharma financials. The total potentially available funds are $200,000, and the Company has only drawn $75,000, and for which the Company is the obligor. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction. In the event that the Company is unable to timely make payments under this Agreement, Catalyst has the option of gaining control of the Thru Pharma shares in the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of October 31, 2015. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $433,562 as of October 31, 2015 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital deficit and stockholders’ deficit of $114,417 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (February 23, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required.

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

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the years ending October 31, 2015 and 2014.

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

Additional Paid in Capital

During the year ended October 31, 2015, the Company issued 37,500 stock purchase options for a value of $16,217, issued 600,000 stock purchase warrants for a value of $216,799.

Stock Subscription Payable

During the year ended October 31, 2015, the Company owed 35,294 of the Company’s common stock as incentive to enter into a convertible note with a value of $11,881 and 110,000 shares of the Company’s common stock as compensation for Thru Pharma related party expense valued at $38,400 for a total stock subscription payable of $50,281.

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

The Company owed its majority shareholder, Thru Pharma, a total of $37,682 as of October 31, 2015, in the form of a related party payable. It is due on demand and is non-interest bearing.

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

As of October 31, 2015, the Company had a net operating loss carry-forward of approximately $433,562 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

On June 4, 2014, we were named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action related primarily to a contract dispute between AMERIFINANCIAL and our majority shareholder, Thru Pharma, LLC. The dispute did not allege any actions or inactions by our officers or representatives acting on our behalf. Counsel for Thru Pharma, LLC, requested that we be dismissed from this lawsuit, as we were not party to the disputed contract, and there was no legal basis for the Company being a part of the lawsuit. Accordingly, the Company did not recognize a liability in connection with the suit.

On August 31, 2015, the Judge in this Harris County, Texas, case ruled that the only remaining Defendant was Thru Pharma, LLC. Subsequent to our year end, on January 8, 2016, Thru Pharma and AMERIFINANCIAL, INC. reached settlement of the dispute.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2015 to the date these financial statements were issued. Subsequent to the year ending October 31, 2015, 35,294 shares of common stock were issued on February 5, 2016. The shares were issued as part of an incentive to enter into convertible notes that were owed as of October 31, 2015, with a relative fair value of $11,881.

NOTE 9 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and a OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note has a maturity date of nine months after funding and also includes a fifty percent premium which is added on 90 days after funding. The note is to be paid off in installments of $19,453 for six months after the ninety day period. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model as of July 31, 2015 and October 31, 2015.

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $19,934 and derivative expense of $25,434 during the year ended October 31, 2015. As of October 31, 2015, the fair market value of the derivatives aggregated $5,500 using the following assumptions: estimated 0.42 to 0.75-year term, estimated volatility of 133.49% to 243.69%, and a discount rate of 0.21% to 0.23%.

NOTE 10 – FAIR VALUE MEASUREMENT

The Company uses the multinomial lattice model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of October 31, 2015 and 2014 consisted of the following:

Fair Value Measurements Using
Description	Total Fair Value at October 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$5,500	$—	$5,500	$—

Fair Value Measurements Using
Description	Total Fair Value at October 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
None	$—	$—	$—	$—

NOTE 11 - STOCK PURCHASE OPTIONS AND WARRANTS

During the year ended October 31, 2015, the Company issued options to purchase a total of 37,500 shares of the Company’s Common Stock. The Company issued 37,500 options in conjunction with a consulting agreement entered into in February 2015. According to the consulting agreement, the company is to issue either 5,000 common shares or 7,500 options per month during the duration of their agreements. The options were valued using the multinomial lattice pricing model under the assumptions noted below.

Stock Purchase Options

During the year ended October 31, 2015, the Company issued 37,500 stock purchase options for a value of $16,217.

During the year ended October 31, 2014, the Company did not issue any stock purchase options.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2015	2014
Expected volatility	202-213%	N/A
Expected dividends	0%	N/A
Expected term	3 Years	N/A
Risk-free interest rate	0.80-1.09%	N/A
F-12

The following table summarizes the changes in options outstanding of the Company during the year ended October 31, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of October 31, 2014	—	$—	$—	—	$—
Granted	37,500	0.80	0.41	2.64	30,000
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding as of October 31, 2015	37,500	$0.80	$0.41	2.47	$30,000

Stock Purchase Warrants

During the year ended October 31, 2015, the Company issued warrants to purchase a total of 600,000. The Company issued 600,000 warrants in conjunction with a consulting agreement entered into in July 2015. The warrants were valued using the multinomial lattice pricing model under the assumptions noted below.

During the year ended October 31, 2015, the Company issued 600,000 stock purchase warrants for a value of $216,799.

During the year ended October 31, 2014, the Company did not issue any stock purchase warrants.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2015	2014
Expected volatility	212%	N/A
Expected dividends	0%	N/A
Expected term	3 Years	N/A
Risk-free interest rate	1.08%	N/A

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the year ended October 31, 2015.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised

Outstanding as of October 31, 2014	—	$—	$—	—	$—
Granted	600,000	0.80	0.36	2.73	480,000
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding as of October 31, 2015	600,000	$0.80	$0.36	2.73	$480,000
F-13

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 corrects our previously issued financial statements for the year ended October 31, 2015, to record related party payable due to two consultants relating to consulting agreements to be paid with 7,500 options for the first consultant on a monthly basis convertible at $.80 per share entered into in February 2015 and the other to be paid in 10,000 common shares as stock payable. The Company issued 600,000 warrants on September 22, 2015 as payment for legal expenses that had not been recorded. The Company also entered into a convertible note agreement that previously had not been recorded that is considered a derivative or contains embedded features subject to derivative accounting related to a revolving convertible note where the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and a OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note has a maturity date of nine months after funding and also includes a fifty percent premium totaling $37,500 which is added on 90 days after funding. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $19,934 and derivative expense of $25,434 during the year ended October 31, 2015. As of October 31, 2015, the fair market value of the derivatives aggregated $5,500 using the following assumptions: estimated 0.42 to 0.75-year term, estimated volatility of 133.49% to 243.69%, and a discount rate of 0.21% to 0.23%. Subsequent to the year ending October 31, 2015, 35,294 shares of common stock were issued on February 5, 2016. The shares were issued as part of an incentive to enter into convertible notes that were owed as of October 31, 2015, with a relative fair value of $11,881.

The effects of these corrections on the financial statements are as follows:

Arax Holdings Corp.
Balance Sheets
October 31, 2015

	As Reported	Correction	As Restated
Loans from related party	$75,232	$(37,550)	$37,682
Convertible Notes payable, net of $43,188 debt discount	—	69,312	69,312
Accrued Interest Payable	—	1,923	1,923
Derivative Liability	—	5,500	5,500
Total current liabilities	75,232	39,185	114,417
Total liabilities	75,232	39,185	114,417
Stock Subscription Payable	—	50,281	50,281
Accumulated deficit	(111,080)	(322,482)	(433,562)
Total stockholders’ deficit	$(111,080)	$(3,337)	$(114,417)

Arax Holdings Corp.
Statements of Operations
Year Ended October 31, 2015

	As Reported	Correction	As Restated

Professional Fees	$29,774	$298,866	$328,640
TOTAL OPERATING EXPENSES	29,774	298,866	328,640
NET LOSS FROM OPERATIONS	(29,774)	(298,866)	(328,640)
Interest Expense	—	(18,116)	(18,116)
Derivative Expense	—	(25,434)	(25,434)
Change in Fair Value of Derivative	—	19,934	19,934
TOTAL OTHER INCOME	—	(23,616)	(23,616)
NET LOSS BEFORE INCOME TAXES	(29,774)	(322,482)	(352,256)
NET LOSS	(29,774)	(322,482)	(352,256)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.03)

Arax Holdings Corp.
Statements of Changes in Stockholders’ Deficit
For the year ended October 31, 2015

	Additional Paid In	Stock Subscription	Accumulated	Total Stockholders’
As Reported	Capital	Payable	Deficit	Deficit
Stock as Incentive for Convertible Note	$—	$—	$—	$—
Stock for Compensation	—	—	—	—
Options Granted for Compensation	—	—	—	—
Warrants Issued for Compensation	—	—	—	—
Net loss for the period	—	—	(29,774)	(29,774)
Balances, October 31, 2015	$25,548	—	$(111,080)	$(75,232)

Correction
Stock as Incentive for Convertible Note	$—	$11,881	$—	$11,881
Stock for Compensation	—	38,400	—	38,400
Options Granted for Compensation	16,217	—	—	16,217
Warrants Issued for Compensation	216,799	—	—	216,799
Net loss for the period	—	—	(322,482)	(322,482)
Balances, October 31, 2015	$233,016	$50,281	$(322,482)	$(39,185)

As Corrected
Stock as Incentive for Convertible Note	$—	$11,881	$—	$11,881
Stock for Compensation	—	38,400	—	38,400
Options Granted for Compensation	16,217	—	—	16,217
Warrants Issued for Compensation	216,799	—	—	216,799
Net loss for the period	—	—	(352,256)	(352,256)
Balances, October 31, 2015	$258,564	$50,281	$(433,562)	$(114,417)

Arax Holdings Corp.
Statements of Cash Flows
Year Ended October 31, 2015

	As Reported	Correction	As Restated
Net loss for the period	$(29,774)	$(322,482)	$(352,256)
Stock For Compensation	—	38,400	38,400
Derivative Liability addition	—	25,434	25,434
Related party payable for services	—	27,450	27,450
Options granted for compensation	—	16,217	16,217
Warrants issued for professional fees	—	216,799	216,799
Change in Fair Value of Derivative	—	(19,934)	(19,934)
Amortization of debt discount	—	16,193	16,193
Accrued Interest Payable	—	1,923	1,923
NET CASH USED IN OPERATING ACTIVITIES	(29,774)	—	(29,774)

Proceeds from Convertible Note	29,774	—	29,774
Proceeds from Convertible Note	—	65,000	65,000
Payments to related party	—	(65,000)	(65,000)
NET CASH FLOWS FROM FINANCING ACTIVITIES	29,774	—	29,774
Original Issue Discount	$—	$10,000	$10,000
Stock as Incentive for Convertible Note	$—	$11,881	$11,881
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$—	$21,881	$21,881

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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
F-21

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

During the year ended October 31, 2015, we borrowed $29,774 and accrued expenses of $27,450 from our shareholder, Thru Pharma, in the form of a related party payable. We also made payments of $65,000 on the related party payable. It is due on demand and is non-interest bearing.

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

ARAX HOLDINGS CORP.

Dated: July 12, 2016	By:	/s/ Steven J. Keough
Steven J. Keough, Chairman, President, Chief Executive Officer and Chief Financial Officer and Secretary
F-24