Form 10-Q
period 2016-04-30
Arax Holdings Corp
filed 2016-07-12
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common	Outstanding as of July 12, 2016
Stock: $0.001	10,335,294

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arax Holdings Corp.
Condensed Balance Sheets
(Unaudited)

	April 30, 2016	October 31, 2015
		(Restated)
ASSETS

Current assets	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Loans from related party	$54,872	$37,682
Convertible Notes payable, net of $0 and $43,188 debt discount, respectively	112,500	69,312
Accrued Interest Payable	6,087	1,923
Derivative Liability	15,844	5,500
Total current liabilities	189,303	114,417

Total liabilities	189,303	114,417

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 10,335,294 and 10,300,000 shares issued and outstanding	10,335	10,300
Additional paid-in capital	270,410	258,564
Stock Subscription Payable	61,900	50,281
Accumulated deficit	(531,948)	(433,562)

Total stockholders’ deficit	(189,303)	(114,417)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to condensed unaudited financial statements
3

Arax Holdings Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Month	For the Three Month	For the Six Month	For the Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
		(Restated)		(Restated)
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
Professional Fees	21,890	28,870	40,690	58,777
TOTAL OPERATING EXPENSES	21,890	28,870	40,690	58,777
NET LOSS FROM OPERATIONS	(21,890)	(28,870)	(40,690)	(58,777)

OTHER INCOME (EXPENSES)
Interest Expense	(19,912)	—	(47,352)	—
Change in Fair Value of Derivative	(14,010)	—	(10,344)	—
TOTAL OTHER INCOME	(33,922)	—	(57,696)	—
NET LOSS BEFORE INCOME TAXES	(55,812)	(28,870)	(98,386)	(58,777)

Provision for Income Taxes	—	—	—	—
NET LOSS	$(55,812)	$(28,870)	$(91,776)	$(58,777)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)*	$(0.01)	$(0.01)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	10,335,355	10,300,000	10,316,586	10,300,000

*Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements

Arax Holdings Corp.
Condensed Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balances, October 31, 2014	10,300,000	$10,300	$25,548	$—	$(81,306)	$(45,458)

Stock as Incentive for Convertible Note	—	—	—	11,881	—	11,881
Stock for Compensation	—	—	—	38,400	—	38,400
Options Granted for Compensation	—	—	16,217	—	—	61,277
Warrants Issued for Compensation	—	—	216,799	—	—	216,799
Net loss for the period	—	—	—	—	(352,256)	(352,256)
Balances, October 31, 2015 (Restated)	10,300,000	$10,300	$258,564	$50,281	$(433,562)	$(114,417)

Stock as Incentive for Convertible Note	35,294	35	11,846	(11,881)	—	—
Stock for Compensation	—	—	—	23,500	—	23,500
Net loss for the period	—	—	—	—	(98,386)	(98,386)
Balances, April 30, 2016	10,335,294	$10,335	$270,410	$61,900	$(531,948)	$(189,303)

See accompanying notes to condensed unaudited financial statements

Arax Holdings Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Month	For the Six Month
	Period Ended	Period Ended
	April 30, 2016	April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(98,386)	$(58,777)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock as compensation	23,500	14,400
Related party payable for services	250	29,700
Change in Fair Value of Derivative	10,344	—
Amortization of debt discount	43,188	—
Changes in Assets and Liabilities:
Accrued Interest Payable	4,164	—
NET CASH USED IN OPERATING ACTIVITIES	(16,940)	(14,677)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
NET CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	16,940	14,677
NET CASH FLOWS FROM FINANCING ACTIVITIES:	16,940	14,677

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock as compensation	$—	$—
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$—	$—

See accompanying notes to condensed unaudited financial statements
6

ARAX HOLDINGS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2016 AND 2015

April 30, 2016 NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

The Company is a majority-owned subsidiary of Thru Pharma, LLC, and these financials are presented on a stand-alone basis. All transactions with Thru Pharma have been identified in Note 4: Stockholders' Deficit and Note 5: Related party transactions.

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

Effective July 1, 2015, Arax and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to multi-year auditing of Thru Pharma financials. The total available funds are $200,000, and the Company has only drawn $75,000, and for which the Company is obligor. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction recorded as an initial debt discount of $14,118. In the event that the Company is unable to timely make payments under this Agreement, Catalyst has the option of gaining control of the Thru Pharma shares in the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of April 30, 2016. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $531,948 as of April 30, 2016 and stockholders’ deficit of $189,303. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the six months ended April 30, 2016.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three and nine month periods ending April 30, 2016.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. 35,294 shares of common stock were issued during the six month period ended April 30, 2016. The shares were issued as part of an incentive to enter into convertible notes that were owed as of October 31, 2015 with a relative fair value of $11,881.

The Company had 10,335,294 shares of common stock issued and outstanding as of April 30, 2016.

Additional Paid in Capital

During the six months ended April 30, 2016, the Company owed 40,000 stock subscription payable for compensation to a consultant for work performed with ThruPharma, a related party, for a value of $23,500 and recorded as a related party expense.

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

The Company is owed by its principal shareholder, Thru Pharma, a total of $54,872 as of April 30, 2016, in the form of a related party payable. It is due on demand and is non-interest bearing.

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

As of April 30, 2016, the Company had a net operating loss carry-forward of approximately $531,948 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 4, 2014, we were named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action related primarily to a contract dispute between AMERIFINANCIAL and our majority shareholder, Thru Pharma, LLC. The dispute did not allege any actions or inactions by our officers or representatives acting on our behalf. Counsel for Thru Pharma, LLC, requested that we be dismissed from this lawsuit, as we were not party to the disputed contract, and there was no legal basis for the Company being a part of the lawsuit. Accordingly, the Company did not recognize a liability in connection with the claim.

On August 31, 2015, the Judge in this Harris County, Texas, case ruled that the only remaining Defendant was Thru Pharma, LLC. On January 8, 2016, Thru Pharma and AMERIFINANCIAL, INC. reached settlement of the dispute. Subsequently this case was dismissed.

NOTE 8 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and the OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement, whichever is lower. The note has a maturity date of nine months after funding and also includes a fifty percent premium which is added on 90 days after funding. The note is to be paid off in installments of $19,453 for the six months after the ninety day period. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model as of April 30, 2016 and October 31, 2015.

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $10,344 and derivative expense of $0 during the six months ended April 30, 2016. As of April 30, 2016, the fair market value of the derivatives aggregated $15,844 using the following assumptions: estimated 0.18 to 1-year term, estimated volatility of 162.21% to 164.20%, and a discount rate of 0.22% to 0.56%.

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

NOTE 9 – FAIR VALUE MEASUREMENT

The Company uses the multinomial lattice model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of April 30, 2016 and October 31, 2015 consisted of the following:

	Fair Value Measurements Using
Description	Total Fair Value at April 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$15,844	$—	$15,844	$—

	Fair Value Measurements Using
Description	Total Fair Value at October 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$5,500	$—	$5,500	$—

NOTE 10 - STOCK PURCHASE OPTIONS AND WARRANTS

During the six months ended April 30, 2016, the Company did not issue options.

During the year ended October 31, 2015, the Company issued options to purchase a total of 37,500 shares of the Company’s Common Stock. The Company issued 37,500 options in conjunction with a consulting agreement entered into in February 2015. According to the consulting agreement, the Company is to issue 5,000 common shares or 7,500 options per month during the duration of their agreement. The options were valued using the multinomial lattice pricing model under the assumptions noted below.

Stock Purchase Options

During the six months ended April 30, 2016, the Company did not issue stock purchase options.

During the year ended October 31, 2015, the Company issued 37,500 stock purchase options for a value of $16,217.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	Six Months Ended April 30, 2016	Year ended October 31, 2015
Expected volatility	N/A	202-213%
Expected dividends	N/A	0%
Expected term	N/A	3 Years
Risk-free interest rate	N/A	0.80-1.09%

The following table summarizes the changes in options outstanding of the Company during the six months ended April 30, 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of October 31, 2015	37,500	$0.80	$0.43	2.47	$30,000
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding as of April 30, 2016	37,500	$0.80	$0.33	2.34	$30,000

The following table summarizes the changes in options outstanding of the Company during the year ended October 31, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of October 31, 2014	—	$—	$—	—	$—
Granted	37,500	0.80	0.41	2.64	30,000
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding as of October 31, 2015	37,500	$0.80	$0.43	2.47	$30,000

Stock Purchase Warrants

During the year ended October 31, 2015, the Company issued warrants to purchase a total of 600,000 shares. The Company issued 600,000 warrants in conjunction with a consulting agreement entered into in July 2015. The warrants were valued using the multinomial lattice pricing model under the assumptions noted below.

During the six months ended April 30, 2016, the Company did not issue any stock purchase warrants.

During the year ended October 31, 2015, the Company issued 600,000 stock purchase warrants for a value of $216,799.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	Six Months Ended April 30, 2016	Year ended October 31, 2015
Expected volatility	N/A	212%
Expected dividends	N/A	0%
Expected term	N/A	3 Years
Risk-free interest rate	N/A	1.08%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the six months ended April 30, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised

Outstanding as of October 31, 2015	600,000	$0.80	$0.36	2.73	$480,000
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding as of April 30, 2016	600,000	$0.80	$0.36	2.23	$480,000

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 12 – RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS

This filing includes corrections to our previously issued financial statements for the year ended October 31, 2015 and related quarterly interim periods, record related party payable due to two consultants related to consulting agreements with Thru Pharma to be paid with 7,500 options for the first consultant on a monthly basis convertible at $.80 per share entered into in February 2015 and the other to be paid in 10,000 common shares as stock payable. The Company issued 600,000 warrants on September 22, 2015 as payment for legal expenses that had not been recorded. The Company also entered into a convertible note agreement that previously had not been recorded that is considered a derivative or contain embedded features subject to derivative accounting related to a revolving convertible note where the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and an OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note has a maturity date of nine months after funding and also includes a fifty percent premium totaling $37,500 which is added on 90 days after funding. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $19,934 and derivative expense of $25,434 during the year ended October 31, 2015. As of October 31, 2015, the fair market value of the derivatives aggregated $5,500 using the following assumptions: estimated 0.42 to 0.75-year term, estimated volatility of 133.49% to 243.69%, and a discount rate of 0.21% to 0.23%.

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

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included in this Report, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

Results of Operations

Three and Six month Period Ended April 30, 2016 Compared to the Three and Six month Period Ended April 30, 2015

Revenue

No revenue was recognized in the six month period ended April 30, 2016. Operations have not yet commenced.

Operating Expenses

During the three and six month periods ended April 30, 2016, our operating expenses were $21,890 and $40,690. There was a decrease of $6,980 and $18,087 compared to the operating expenses of $28,870 and $58,777 incurred during the three and six months ended April 30, 2015 due to decreases in professional fees as compared to prior periods.

Other Income (Expenses)

During the three and six month periods ended April 30, 2016, our other income (expenses) were $33,922 and $57,696 compared to $0 during the three and six month period ended April 30, 2015. During the three and six month period ended April 30, 2016, our other income (expenses) comprised of interest expense of $19,912 and $47,352 from accrued interest on convertible notes and from the amortization of debt discount and OID, and $14,010 and $10,344 in change in fair value of derivative. By comparison, during the three and six month periods ended April 30, 2015 other income (expenses) were $0.

Net Loss

Our net loss for the three and six month period ended April 30, 2016 was $55,812 and $98,386 compared to $28,870 and $58,777 for the three and six months ended April 30, 2015, is due to the factors discussed above.

Liquidity and Capital Resources

At April 30, 2016 we had $0 in total assets and $189,303 of current liabilities compared to $0 in total assets and $114,417 of current liabilities at October 31, 2015. The increase in our working capital deficit for the six months ended April 30, 2016 is principally due to the operating losses we incurred in the period.

Cash Flow for the Six month Period Ended April 30, 2016 Compared to Six month Period Ended April 30, 2015

Operating Activities

During the six months ended April 30, 2016 we used $16,940 for operating activities compared to $14,677 used in operating activities during the six months ended April 30, 2015. The increase in funds used in operating activities between the two periods was due primarily to an increase in legal fees.

Investing Activities

We neither used nor generated cash flows from investing activities during the six month periods ended April 30, 2016 or 2015.

Financing Activities

During the six months ended April 30, 2016 we received $16,940 in loans from Thru Pharma to fund our working capital requirements for a total balance of $54,872 from related parties. In the six months ended April 30, 2015, Thru Pharma advanced the Company $14,677.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2016. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2016.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We improved cash controls – As of April 30, 2016, the Company has segregated cash handling and accounting functions. Management also requires segregated review of all disbursements. Any effects of previous period poor cash controls were mitigated by the fact the Company had limited transactions in their bank accounts.

Accordingly, the Company concluded these control deficiencies resulted in a possibility that a material misstatement of the unaudited financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

On June 4, 2014, we were named as a defendant in a lawsuit filed by AMERIFINANCIAL, INC. (“AMERIFINANCIAL”), of Houston, Texas. The action related primarily to a contract dispute between AMERIFINANCIAL and our majority shareholder, Thru Pharma, LLC. The dispute did not allege any actions or inactions by our officers or representatives acting on our behalf. Counsel for Thru Pharma, LLC, requested that we be dismissed from this lawsuit, as we were not party to the disputed contract, and there was no legal basis for the Company being a part of the lawsuit. Accordingly, the Company did not recognize a liability in connection with the claim.

On August 31, 2015, the Judge in this Harris County, Texas, case ruled that the only remaining Defendant was Thru Pharma, LLC. On January 8, 2016, Thru Pharma and AMERIFINANCIAL, INC. reached settlement of the dispute. Subsequently this case was dismissed.

ITEM 2.	EXHIBITS

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date:	July 12, 2016	By:	/s/ Steven J. Keough
		Name:	Steven J. Keough
		Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
20

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

