Form 10-Q/A
period 2016-01-31
Arax Holdings Corp
filed 2017-03-06
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2016
Common Stock: $0.001	10,300,000

EXPLANATORY NOTE

The sole purpose of this Amendment (the "Amendment") to Arax Holdings Corp.’s Quarterly Report on Form 10-Q (the "Form 10-Q") for the Period Ended January 31, 2016, as filed with the Securities and Exchange Commission on March 16, 2016, is to record related party payables due to two consultants under consulting agreements with Thru Pharma to be paid with 7,500 options for the first consultant on a monthly basis convertible at $.80 per share entered into in February 2015 and the other to be paid in 10,000 common shares as stock payable, and record a management estimate of 25% of their overall compensation as a consulting expense. The Company issued 600,000 warrants on September 22, 2015 as payment for legal expenses that had not been recorded. The Company also entered into a convertible note agreement that previously had not been recorded that is considered a derivative or contains embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and a OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note has a maturity date of nine months after funding and also includes a fifty percent premium totaling $37,500 which is added on 90 days after funding. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $19,934 and derivative expense of $25,434 during the year ended October 31, 2015 and a gain of $4,703 for the period ended January 31, 2016. As of January 31, 2016, the fair market value of the derivatives aggregated $797 using the following assumptions: estimated 0.17-year term, estimated volatility of 164.2%, and a discount rate of 0.22% to 0.23%. The Company also issued 35,294 shares of common stock on February 5, 2016. The shares were issued as part of an incentive to enter into convertible notes that were owed as of October 31, 2015, with a relative fair value of $11,881. The Company also recorded a payment made on the convertible note by related parties for $65,000 on November 30, 2015.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, Note 5 – Relate Party Transactions, Note 8 – Convertible Debt and Derivative Liabilities, Note 9 - Fair Value Measurement,  Note 11 – Stock Purchase Options and Warrants, and Note 12 – Correction of Financial Statements.

 Arax Holdings Corp.

Form 10-Q
Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARAX HOLDINGS CORP
CONDENSED BALANCE SHEETS

	January 31, 2016	October 31, 2015
	(Restated)	(Restated)
ASSETS	-	-

Current assets	-	-
Total current assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loans from related party	109,482	37,682
Convertible Notes payable, net of $12,365 and $43,188 debt discount, respectively	35,135	69,312
Accrued Interest Payable	2,832	1,923
Derivative Liability	797	5,500
Total current liabilities	148,246	114,417

Total liabilities	148,246	114,417

Stockholders' deficit:

Common stock, $0.001 par value; 75,000,000
shares authorized; 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid-in capital	258,564	258,564
Stock Subscription Payable	62,281	50,281
Accumulated deficit	(479,391)	(433,562)
Total stockholders' deficit	(144,991)	(114,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	-	-

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP
 CONDENSED STATEMENTS OF OPERATIONS

	For the Three Month	For the Three Month
	Period Ended	Period Ended
	January 31, 2016	January 31, 2015

REVENUE	-	-

OPERATING EXPENESES
Net loss for the period	-	7,557
Professional Fees	18,800	-
TOTAL OPERATING EXPENSES	18,800	7,557

NET LOSS FROM OPERATIONS	(18,800)	(7,557)

OTHER INCOME (EXPENSES)
Interest Expense	(31,732)	-
Change in Fair Value of Derivative	4,703	-
TOTAL OTHER INCOME	(27,029)	-

NET LOSS BEFORE INCOME TAXES	(45,829)	(7,557)

Provision for Income Taxes	-	-

NET LOSS	(45,829)	(7,557)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000

*Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balances, October 31, 2014	10,300,000	$10,300	$25,548	$0	$(81,306)	$(45,458)

Stock as Incentive for Convertible Note	-	-	-	11,881	-	11,881
Stock for Compensation	-	-	-	38,400	-	38,400
Options Granted for Compensation	-	-	16,217		-	16,217
Warrants Issued for Compensation	-	-	216,799	-	-	216,799
Net loss for the period	-	-	-	-	(352,256)	(352,256)

Balances, October 31, 2015 (Restated)	10,300,000	$10,300	$258,564	$50,281	$(433,562)	$(114,417)

Stock for Compensation	-	-	-	12,000	-	12,000
Net loss for the period	-	-	-	-	(45,829)	(42,574)

Balances, January 31, 2016 (Unaudited)	10,300,000	$10,300	$258,564	$62,281	$(479,391)	$(144,991)

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.
 CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Month	For the Three Month
	Period Ended	Period Ended
	January 31, 2016	January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(45,829)	$(7,557)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock for Compensation	12,000	-
Change in Fair Value of Derivative	(4,703)	-
Amortization of debt discount	30,823	-
Related Party Payable for Services	3,500	-
Changes in Assets and Liabilities:
Accrued Interest Payable	909	-
Prepaid Expenses	-	(2,000)

NET CASH USED IN OPERATING ACTIVITIES	(3,300)	(9,557)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
NET CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	3,300	9,557
NET CASH FLOWS FROM FINANCING ACTIVITIES:	3,300	9,557

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Disposal of Equipment without cash proceeds	$-	$-
Foregiveness of loan from related party	$-	$-
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

See accompanying notes to condensed unaudited financial statements.

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
 FOR THE THREE MONTH PERIOD ENDED
JANUARY 31, 2016 AND 2015

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

The Company is a majority-owned subsidiary of Thru Pharma, LLC, and these financials are presented are presented on a stand-alone basis. All transactions with Thru Pharma have been identified in Note 5: Related party transactions.

Pursuant to a revision to a certain Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma in the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of Arax Holdings would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of July 31, 2015. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $479,391 as of January 31, 2016 and stockholders’ deficit of $148,246. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following are the hierarchical levels of inputs to measure fair value:

·	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
·
Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·
Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature.

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

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt

Income Taxes

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and nine months ended January 31, 2016 and 2015.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three month periods ending January 31, 2016 and 2015.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 4 – STOCKHOLDERS’DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

No shares of common stock were issued during the three month periods ended January 31, 2016 or 2015.

The Company had 10,300,000 shares of common stock issued and outstanding as of January 31, 2016.

Additional Paid in Capital

During the three months ended January 31, 2016, the Company owed 30,000 stock subscription payable for compensation to a consultant for work performed with Thru Pharma, a related party, for a value of $15,500 and recorded as a related party expense.

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

The Company owed its principal shareholder, Thru Pharma, a total of $44,482 as of January 31, 2016, in the form of an intercompany payable. It is due on demand and is non-interest bearing.

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

As of January 31, 2016, the Company had a net operating loss carry-forward of approximately $479,391 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

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

NOTE 8 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and the OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement, whichever is lower. The note has a maturity date of nine months after funding and also includes a fifty percent premium which is added on 90 days after funding. The note is to be paid off in installments of $19,453 for the six months after the ninety day period. On November 30, 2015, a related party made payments on the convertible note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model as of January 31, 2016 and October 31, 2015.

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $4,703 and derivative expense of $0 during the three months ended January 31, 2015. As of January 31, 2016, the fair market value of the derivatives aggregated $797 using the following assumptions: estimated 0.18 to 1-year term, estimated volatility of 162.21% to 164.20%, and a discount rate of 0.22% to .56%.

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of 19,934 and derivative expense of $0 during the year ended October 31, 2015. As of October 31, 2015, the fair market value of the derivatives aggregated $5,500 using the following assumptions: estimated 0.42 to 0.75-year term, estimated volatility of 133.49% to 243.69%, and a discount rate of 0.21% to .23%.

NOTE 9 – FAIR VALUE MEASUREMENT

The Company uses the multinomial lattice model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of January 31, 2016 and October 31, 2015 consisted of the following:

	Fair Value Measurements Using
Description	Total Fair Value at January 31, 2016		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$	$ 797	$-	$797	$-

	Fair Value Measurements Using
Description	Total Fair Value at October 31, 2015		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$	$ 5,500	$-	$5,500	$-

NOTE 10 - STOCK PURCHASE OPTIONS AND WARRANTS

During the three months ended January 31, 2016, the Company did not issue options.

During the year ended October 31, 2015, the Company issued options to purchase a total of 37,500 shares of the Company’s Common Stock. The Company issued 37,500 warrants in conjunction with a consulting agreement entered into in February 2015. According to the consulting agreement, the Company is to issue either 5,000 common shares or 12,500 options per month during the duration of their agreements. The options were valued using the multinomial lattice pricing model under the assumptions noted below.

Stock Purchase Options

During the three months ended January 31, 2016, the Company did not issue stock purchase options.

During the year ended October 31, 2015, the Company issued 37,500 stock purchase options for a value of $16,217.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	Three Months Ended January 31, 2016	Year ended October 31, 2015
Expected volatility	N/A	202-213%
Expected dividends	N/A	0%
Expected term	N/A	3 Years
Risk-free interest rate	N/A	0.80-1.09%

The following table summarizes the changes in options outstanding of the Company during the three months ended January 31, 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of October 31, 2015	37,500	$0.80	$0.43	2.47	$30,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled /Expired	-	-	-	-	-
Outstanding as of January 31, 2016	37,500	$0.80	$0.33	2.41	$30,000

The following table summarizes the changes in options outstanding of the Company during the year ended October 31, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of October 31, 2014	-	$-	$-	-	$-
Granted	37,500	0.80	0.41	2.64	30,000
Exercised	-	-	-	-	-
Cancelled /Expired	-	-	-	-	-
Outstanding as of October 31, 2015	37,500	$0.80	$0.43	2.47	$30,000

Stock Purchase Warrants

During the year ended October 31, 2015, the Company issued warrants to purchase a total of 600,000. The Company issued 600,000 warrants in conjunction to a consulting agreement entered into in July 2015. The warrants were valued using the multinomial lattice pricing model under the assumptions noted below.

During the three months ended January 31, 2016, the Company did not issue any stock purchase warrants.

During the year ended October 31, 2015, the Company issued 600,000 stock purchase warrants for a value of $216,799.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	Three Months Ended April 30, 2016	Year ended October 31, 2015
Expected volatility	N/A	212%
Expected dividends	N/A	0%
Expected term	N/A	3 Years
Risk-free interest rate	N/A	1.08%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended January 31, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised

Outstanding as of October 31, 2015	600,000	$0.80	$0.36	2.73	$480,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of January 31, 2016	600,000	$0.80	$0.36	2.47	$480,000

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the year ended October 31, 2015.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised

Outstanding as of October 31, 2014	-	$-	$-	-	$-
Granted	600,000	0.80	0.36	2.73	480,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of October 31, 2015	600,000	$0.80	$0.36	2.73	$480,000

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 12 – RESTATEMENT OF INTERIM CONDENSED FINANCIAL STATEMENTS

This filing includes corrections to our previously issued financial statements for the year ended October 31, 2015, to record related party payable due to two consultants related to consulting agreements with Thru Pharma to be paid with 7,500 options for the first consultant on a monthly basis convertible at $.80 per share entered into in February 2015 and the other to be paid in 10,000 common shares as stock payable. The Company also entered into a convertible note agreement that previously had not been recorded that is considered a derivative or contain embedded features subject to derivative accounting related to a revolving convertible note where the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and an OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. On November 30, 2015, a related party made a payment on the convertible note. The note has a maturity date of nine months after funding and also includes a fifty percent premium totaling $37,500 which is added on 90 days after funding. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of 19,934 and derivative expense of $0 during the year ended October 31, 2015. As of October 31, 2015, the fair market value of the derivatives aggregated $5,500 using the following assumptions: estimated 0.42 to 0.75-year term, estimated volatility of 133.49 to 243.69%, and a discount rate of 0.21 to .23%.

Arax Holdings Corp.
Balance Sheets
January 31, 2016

	As Reported	Correction	As Restated
Current Liabilities
Loans from related party	78,532	30,950	109,482
Convertible Notes payable, net of $12,365 and $43,188 debt discount, respectively	-	35,135	35,135
Accrued Interest Payable	-	2,832	2,832
Derivative Liability	-	797	797
Total current liabilities	78,532	69,714	148,246
Total liabilities	55,015	93,231	148,246

Common Stock	10,300	-	10,300
Additional Paid-In Capital	25,548	233,016	258,564
Stock Subscription Payable	-	62,281	62,281
Accumulated deficit	(114,380)	(365,011)	(479,391)
Total stockholders' deficit	(78,532)	(69,714)	(148,246)

Arax Holdings Corp.
Statements of Operations
January 31, 2016

	As Reported	Correction	As Restated
Professional Fees	3,300	15,500	18,800
TOTAL OPERATING EXPENSES	3,300	15,500	18,800
NET LOSS FROM OPERATIONS	(3,300)	(15,500)	(18,800)
Interest Expense	-	(31,732)	(31,732)
Change in Fair Value of Derivative	-	4,703	4,703
TOTAL OTHER INCOME	-	(27,029)	(27,029)
NET LOSS BEFORE INCOME TAXES	(3,300)	(42,529)	(45,829)
NET LOSS	(3,300)	(42,529)	(45,829)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$-	$(0.00)

Arax Holdings Corp
Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders'
As Reported	Shares	Amount	Capital	Payable	Deficit	Deficit
Balances, October 31, 2015	10,300,000	10,300	25,548	-	(111,080)	(75,232)
Stock for Compensation			-	-	-	-
Net loss for the period			-	-	(3,300)	(3,300)
Balances, January 31., 2016	$10,300,000	$10,300	$25,548	-	$(114,380)	$(78,532)
Correction
Balances, October 31, 2015	-	-	233,016	50,281	(322,482)	(39,185)
Stock for Compensation	-	-	-	12,000	-	12,000
Net loss for the period	-	-	-	-	(39,274)	(39,274)
Balances, January 31., 2016			$233,016	$62,281	$(365,011)	$(69,714)
As Corrected
Balances, October 31, 2015	10,300,000	10,300	258,564	50,281	(433,562)	(114,417)
Stock for Compensation			-	12,000	-	12,000
Net loss for the period			-	-	(42,574)	(42,574)
Balances, January 31, 2016	$10,300,000	$10,300	$258,564	$62,281	$(479,391)	$(148,246)

Arax Holdings Corp.
Statements of Cash Flows
January 31, 2016

	As Reported	Correction	As Restated
Net loss for the period	$(3,300)	$(42,529)	$(45,829)
Stock For Compensation	-	12,000	12,000
Related party payable for services	-	3,500	3,500
Change in Fair Value of Derivative	-	(4,703)	(4,703)
Amortization of debt discount	$-	$30,823	$30,823
Accrued Interest Payable	-	909	909
Loans from related party	-	3,300	3,300
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Expenses

During the three month period ended January 31, 2016, our operating expenses were $18,800. There was a increase of $11,243 compared to the operating expenses of $7,557 incurred during the three month period ended January 31, 2015 due to increases in professional fees as compared to prior periods.

Other Income (Expenses)

During the three month period ended January 31, 2016, our other income (expenses) were $(31,732) compared to $0 during the three and six month period ended April 30, 2015. During the three month period ended January 31, 2016, our other income (expenses) comprised of interest expense of $909 and $30,823 from accrued interest on convertible notes and from the amortization of debt discount and OID, and $4,703 in change in fair value of derivative. By comparison, during the three month period ended January 31, 2015 other income (expenses) were $0.

Net Loss

Our net loss for the three month period ended January 31, 2016 was $45,829 compared to $7,557 for the three month period ended January 31, 2015, is due to the factors discussed above.

Liquidity and Capital Resources

At January 31, 2016 we had $0 in total assets and $148,246 of current liabilities compared to $0 in total assets and $114,417 of current liabilities at October 31, 2015. The increase in our working capital deficit for the three months ended January 31, 2016 is principally due to the operating losses we incurred in the period.

Cash Flow for the Three Month Period Ended January 31, 2016 Compared to Three Month Period Ended January 31, 2015

Operating Activities

During the three months ended January 31, 2016 we used $3,300 for operating activities compared to $9,557 used in operating activities during the three months ended January 31, 2015. The decrease in funds used in operating activities between the two periods related was due to a decrease in professional fees.

Investing Activities

We neither used nor generated cash flow from operating activities during the three month periods ended January 31, 2016 or 2015.

Financing Activities

During the three months ended January 31, 2016 we received $3,300 in loans from Thru Pharma to fund our working capital requirements for a total balance of $109,482 from related parties. In the three months ended January 31, 2015, Thru Pharma advanced the Company $9,557.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.
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
2.
We improved cash controls – As of January 31, 2016, the Company has segregated cash handling and accounting functions. Management also requires segregated review of all disbursements. Any effects of previous period poor cash controls were mitigated by the fact the Company had limited transactions in their bank accounts.

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

This Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form10-Q.

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

ITEM 2.	EXHIBITS.

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: March 3. 2017	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of2002.