Form 10-Q/A
period 2016-04-30
Arax Holdings Corp
filed 2017-03-06
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment (the "Amendment") to Arax Holdings Corp.’s Quarterly Report on Form 10-Q (the "Form 10-Q") for the Period Ended April 30, 2016, as filed with the Securities and Exchange Commission on July 12, 2016, is to record the two payments made on the convertible note by related parties for $65,000 on November 30, 2015 and $20,000 on April 27, 2016. The payments reduced the convertible notes, accrued interest, derivative liability, interest expense, and change in fair value of derivative.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, Note 5 – Relate Party Transactions, Note 8 – Convertible Debt and Derivative Liabilities, Note 9 - Fair Value Measurement, and Note 12 – Correction of Financial Statements.

Arax Holdings Corp.

Form 10-Q Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arax Holdings Corp
Condensed Balance Sheets

	April 30, 2016
	(Unaudited and Restated)	October 31, 2015 (Restated)
ASSETS

Current assets	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loans from related party	$139,872	$37,682
Convertible Notes payable, net of $0 and $41,388 debt discount,	27,500	69,312
respectively
Accrued Interest Payable	3,971	1,923
Derivative Liability	4,487	5,500
Total current liabilities	175,830	114,417

Total liabilities	175,830	114,417

Stockholders' deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized;
10,335,294 and 10,300,000 shares issued and outstanding, respectively	10,335	10,300
Additional paid-in capital	270,410	258,564
Stock Subscription Payable	61,900	50,281
Accumulated deficit	(518,475)	(433,562)
Total stockholders' deficit	(175,830)	(114,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to condensed unaudited financial statements

Arax Holdings Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Month	For the Three Month	For the Six Month	For the Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
	(Restated)		(Restated)
REVENUE	$-	$-	$-	$-

OPERATING EXPENESES
Professional Fees	21,890	28,870	40,690	58,777
TOTAL OPERATING EXPENSES	21,890	28,870	40,690	58,777

NET LOSS FROM OPERATIONS	(21,890)	(28,870)	(40,690)	(58,777)

OTHER INCOME (EXPENSES)
Interest Expense	(13,504)	-	(45,236)	-
Change in Fair Value of Derivative	(3,690)	-	1,013	-
TOTAL OTHER INCOME	(17,194)	-	(44,223)	-

NET LOSS BEFORE INCOME TAXES	(39,084)	(28,870)	(84,913)	(58,777)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(39,084)	$(28,870)	$(84,913)	$(58,777)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	10,333,355	10,300,000	10,316,586	10,300,000

*Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements

Arax Holdings Corp.
Condensed Statements of Changes in Stockholders' Deficit (Unaudited and Restated)
Year ended October 31, 2015 and Six Months ended April 30, 2015

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balances, October 31, 2014	10,300,000	$10,300	$25,548	$-	$(81,306)	$(45,458)

Stock as Incentive for Convertible Note	-	-	-	11,881	-	11,881
Stock For Compensation	-	-	-	38,400	-	38,400
Options Granted for Compensation	-	-	16,217	-	-	16,217
Warrants Issued for Compensation	-	-	216,799	-	-	216,799
Net loss for the period	-	-	-	-	(352,256)	(352,256)

Balances, October 31, 2015 (Restated)	10,300,000	$10,300	$258,564	$50,281	$(433,562)	$(114,417)

Stock as Incentive for Convertible Note	35,294	35	11,846	(11,881)	-	-
Stock For Compensation	-	-	-	23,500	-	23,500
Net loss for the period	-	-	-	-	(84,913)	(84,913)

Balances, April 30, 2016	10,335,294	$10,335	$270,410	$61,900	$(518,475)	$(175,830)

See accompanying notes to condensed unaudited financial statements

Arax Holdings Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Month	For the Six Month
	Period Ended	Period Ended
	April 30, 2016	April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated)
Net loss for the period	$(84,913)	$(58,777)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock as compensation	$23,500	$14,400
Related party payable for services	250	29,700
Change in Fair Value of Derivative	(1,013)	-
Amortization of debt discount	43,188	-
Changes in Assets and Liabilities:
Accrued Interest Payable	2,048	-

NET CASH USED IN OPERATING ACTIVITIES	(16,940)	(14,677)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
NET CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	16,940	14,677
	-	-
NET CASH FLOWS FROM FINANCING ACTIVITIES:	16,940	14,677

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock as compensation	$-	$-
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

See accompanying notes to condensed unaudited financial statements

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of April 30, 2016. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $518,475 as of April 30, 2016 and stockholders’ deficit of $175,830. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Additional Paid in Capital

During the six months ended April 30, 2016, the Company owed 40,000 stock subscription payable for compensation to a consultant for work performed with Thru Pharma, a related party, for a value of $23,500 and recorded as a related party expense.

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

The Company is owed by its principal shareholder, Thru Pharma, a total of $139,872 as of April 30, 2016, in the form of a related party payable. It is due on demand and is non-interest bearing.

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

As of April 30, 2016, the Company had a net operating loss carry-forward of approximately $518,475 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

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

NOTE 8 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and the OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement, whichever is lower. The note has a maturity date of nine months after funding and also includes a fifty percent premium which is added on 90 days after funding. The note is to be paid off in installments of $19,453 for the six months after the ninety day period. On November 30, 2015 and April 27, 2016, a related party made payments on the convertible note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model as of April 30, 2016 and October 31, 2015.

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $1,013 and derivative expense of $0 during the six months ended April 30, 2016. As of April 30, 2016, the fair market value of the derivatives aggregated $4,487 using the following assumptions: estimated 0.18 to 1-year term, estimated volatility of 162.21% to 164.20%, and a discount rate of 0.22% to 0.56%.

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of April 30, 2016 and October 31, 2015 consisted of the following:

	Fair Value Measurements Using
Description	Total Fair Value at April 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$4,487	$—	$4,487	$—

	Fair Value Measurements Using
Description	Total Fair Value at October 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$5,500	$—	$5,500	$—

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

NOTE 12 – RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS

This filing includes corrections to our previously issued financial statements for the year ended October 31, 2015 and related quarterly interim periods, record related party payable due to two consultants related to consulting agreements with Thru Pharma to be paid with 7,500 options for the first consultant on a monthly basis convertible at $.80 per share entered into in February 2015 and the other to be paid in 10,000 common shares as stock payable. The Company issued 600,000 warrants on September 22, 2015 as payment for legal expenses that had not been recorded. The Company also entered into a convertible note agreement that previously had not been recorded that is considered a derivative or contain embedded features subject to derivative accounting related to a revolving convertible note where the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and an OID of $7,500, which included a ratchet provision in the conversion price of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note has a maturity date of nine months after funding and also includes a fifty percent premium totaling $37,500 which is added on 90 days after funding. On November 30, 2015 and April 27, 2016, a related party made payments on the convertible note. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $19,934 and derivative expense of $25,434 during the year ended October 31, 2015. As of October 31, 2015, the fair market value of the derivatives aggregated $5,500 using the following assumptions: estimated 0.42 to 0.75-year term, estimated volatility of 133.49% to 243.69%, and a discount rate of 0.21% to 0.23%.

During the six months ended April 30, 2016, is to record the two payments made on the convertible note by related parties for $65,000 on November 30, 2015 and $20,000 on April 27, 2016. The payments reduced the convertible notes, accrued interest, derivative liability, interest expense, and change in fair value of derivative.

The effects of these corrections on the financial statements are as follows:

Arax Holdings Corp.
Balance Sheets
April 30, 2016

	As Reported	Correction	As Restated
Current Liabilities
Loans from related party	$54,872	$85,000	$139,872
Convertible Notes payable, net of $0 and $41,388 debt discount	112,500	(85,000)	27,500
Accrued Interest Payable	6,087	(2,116)	3,971
Derivative Liability	15,844	(11,357)	4,487
Total current liabilities	189,303	(13,473)	175,830
Total liabilities	189,303	(13,473)	175,830
Stockholders’ deficit:
Accumulated deficit	(531,948)	13,473	(518,475)
Total stockholders' deficit	(189,303)	13,473	(175,830)

For the Three Month Period Ended
April 30, 2016
	As Reported	Correction	As Restated
Interest Expense	$(19,912)	$6,408	$(13,504)
Change in Fair Value of Derivative	(14,010)	10,320	(3,690)
TOTAL OTHER INCOME	(33,922)	16,728	(17,194)
NET LOSS BEFORE INCOME TAXES	(55,812)	16,728	(39,084)
NET LOSS	(55,812)	16,728	(39,084)

Arax Holdings Corp.
Statements of Operations

For the Six Month Period Ended
April 30, 2016
	As Reported	Correction	As Restated
Interest Expense	$(47,352)	$2,116	$(45,236)
Change in Fair Value of Derivative	(10,344)	11,357	1,013
TOTAL OTHER INCOME	(57,696)	13,473	(44,223)
NET LOSS BEFORE INCOME TAXES	(98,386)	13,473	(84,913)
NET LOSS	(98,386)	13,473	(84,913)

Arax Holdings Corp
Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In	Stock Subscription	Accumulated	Total Stockholders'
As Reported	Shares	Amount	Capital	Payable	Deficit	Deficit
Balances, October 31, 2015	10,300,000	10,300	25,548	-	(111,080)	(75,232)
Stock as Incentive for Convertible Note	35,294	35	11,846	(11,881)	-	-
Stock for Compensation	-	-	-	23,500	-	23,500
Net loss for the period	-	-	-	-	(98,386)	(98,386)
Balances, April 30, 2016	$10,300,000	$10,300	$25,548	-	$(114,380)	$(78,532)
Correction
Balances, October 31, 2015	-	-	233,016	50,281	(322,482)	(39,185)
Stock as Incentive for Convertible Note	-	-	-	-	-	-
Stock for Compensation	-	-	-	-	-	-
Net loss for the period	-	-	-	-	13,473	13,473
Balances, April 30, 2016			$233,016	$62,281	$(365,011)	$(69,714)
As Corrected
Balances, October 31, 2015	10,300,000	10,300	258,564	50,281	(433,562)	(114,417)
Stock as Incentive for Convertible Note	35,294	35	11,846	(11,881)	-	-
Stock for Compensation	-	-	-	23,500	-	23,500
Net loss for the period	-	-	-	-	(84,913)	(84,913)
Balances, April 30, 2016	$10,300,000	$10,300	$258,564	$62,281	$(479,391)	$(148,246)

Arax Holdings Corp.
Statements of Cash Flows
April 30, 2016

	As Reported	Correction	As Restated
Net loss for the period	$(98,386)	$13,473	$(84,913)
Change in Fair Value of Derivative	10,344	(11,357)	(1,013)
Accrued Interest Payable	$4,164	$(2,116)	2,048
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other Income (Expenses)

During the three and six month periods ended April 30, 2016, our other income (expenses) were $17,194 and $44,223 compared to $0 during the three and six month period ended April 30, 2015. During the three and six month period ended April 30, 2016, our other income (expenses) comprised of interest expense of $13,504 and $45,236 from accrued interest on convertible notes and from the amortization of debt discount and OID, and $3,690 and ($1,013) in change in fair value of derivative. By comparison, during the three and six month periods ended April 30, 2015 other income (expenses) were $0.

Net Loss

Our net loss for the three and six month period ended April 30, 2016 was $39,084 and $84,913 compared to $28,870 and $58,777 for the three and six months ended April 30, 2015, is due to the factors discussed above.

Liquidity and Capital Resources

At April 30, 2016 we had $0 in total assets and $175,830 of current liabilities compared to $0 in total assets and $114,417 of current liabilities at October 31, 2015. The increase in our working capital deficit for the six months ended April 30, 2016 is principally due to the operating losses we incurred in the period.

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

Financing Activities

During the six months ended April 30, 2016 we received $16,940 in loans from Thru Pharma to fund our working capital requirements for a total balance of $139,872 from related parties. In the six months ended April 30, 2015, Thru Pharma advanced the Company $14,677.

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