Form 10-Q
period 2016-07-31
Arax Holdings Corp
filed 2017-06-14
CIK 1566243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
10,335,294 shares of common stock were issued and outstanding as of June 12, 2017.

Arax Holdings Corp.
Form 10-Q Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arax Holdings Corp
Condensed Balance Sheets
(Unaudited)

	July 31, 2016	October 31, 2015
		(Restated)
ASSETS

Current assets	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loans from related party	$211,149	$37,682
Convertible Notes payable, net of $0 and $43,188 debt discount, respectively	27,500	69,312
Accrued Interest Payable	11,281	1,923
Liability for stock to be issued	65,400	50,281
Derivative Liability	2,389	5,500
Total current liabilities	317,719	164,698

Total liabilities	317,719	164,698

Stockholders' deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized;
10,335,294 and 10,300,000 shares issued and outstanding,	10,335	10,300
respectively
Additional paid-in capital	328,410	258,564
Accumulated deficit	(656,464)	(433,562)
Total stockholders' deficit	(317,719)	(164,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to condensed unaudited financial statement

Arax Holdings Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	July 31,			July 31,
	2016	2015		2016	2015
		(Restated)			(Restated)
REVENUE	$-	$-		$-	$-

OPERATING EXPENESES
General and administrative cost	14,542	2,533		28,491	17,264
Professional Fees	110,418	5,500		143,426	49,546
TOTAL OPERATING EXPENSES	124,960	8,033		171,917	66,810

NET LOSS FROM OPERATIONS	(124,960)	(8,033)		(171,917)	(66,810)

OTHER EXPENSE
Interest Expense	(3,676)	-		(54,096)	-
Change in Fair Value of Derivative	2,098	-		3,111	-
TOTAL OTHER EXPENSE	(1,578)	-		(50,985)	-

NET LOSS BEFORE INCOME TAXES	(126,538)	(8,033)		(222,902)	(66,810)

Provision for Income Taxes	-	-		-	-

NET LOSS	$(126,538)	$(8,033)		$(222,902)	$(66,810)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00	) *	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	10,335,294	10,300,000		10,326,037	10,300,000

*Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements

Arax Holdings Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended July 31,

	2016	2015
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(222,902)	$(66,810)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock and warrants issued as compensation	85,000	-
Related party payable for services	250	-
Change in fair value of derivative	(3,111)	-
Amortization of debt discount	43,188	-
Changes in assets and liabilities:
Accrued interest payable	9,358	-

NET CASH USED IN OPERATING ACTIVITIES	(88,217)	(66,810)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
NET CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	88,217	66,810
NET CASH FLOWS FROM FINANCING ACTIVITIES:	88,217	66,810

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Related Party payments for operating expenses and repayment of debt	$85,250	$-
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:	$85,250	$-

See accompanying notes to condensed unaudited financial statements

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

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

Pursuant to a revision to a certain Consulting Agreement dated October 8, 2013, between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma in the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of the Company would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.

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

Effective July 1, 2015, Arax and Catalyst Funding, LLC, entered into an Original Issue Discount Revolving Secured Convertible Promissory Note (the “Catalyst Note”) and a Securities Purchase Agreement (the “Catalyst SPA”). The transaction is secured by a grant of security interest to 100% of the Company stock held by or for Thru Pharma. The Catalyst Note and Catalyst SPA are intended to facilitate funding essential work relating to reporting and accounting costs. The total available funds are $200,000, and the Company has only drawn $75,000, and for which the Company is obligor. A Commitment Fee of Company stock in the amount of 35,294 shares was authorized for issue to Catalyst as part of the transaction recorded as an initial debt discount of $14,118. In the event that the Company is unable to timely make payments under this Agreement, Catalyst has the option of gaining control of the Thru Pharma shares in the Company.

On March 1, 2017, the Company’s majority shareholder, Thru Pharma LLC entered into a merger agreement with Kasten, Inc., a Nevada corporation (“Kasten”), whereby Kasten was the surviving corporation. As part of the merger agreement, the shares in the Company held by Thru Pharma were withheld from the agreement and the Company was no longer identified as a subsidiary of Thru Pharma thereby effectively spinning out the Company and excluding it from the surviving entity.  Kasten has been identified as party to and co-guarantor of the Catalyst note.  The Company is in the process of settling the note with Catalyst whereby funds used to satisfy the note are being provided by its Chief Executive Officer, Steven J. Keough whereas Mr. Keough will be effectively purchasing the 8,000,000 common shares in the Company and the Arax Holdings Corp receivable (listed on the books of the Company as a related party payable in the amount of $211,149 for the nine months ended July 31, 2016) in exchange for extinguishing the note.  The 8,000,000 shares are currently collateralizing the Catalyst loan. Upon satisfaction of the note, the Company’s related party payable will be due to Mr. Keough, and he will become the majority shareholder in the Company.

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

 The Company’s status as a “shell company” as of the date of this report remains unchanged.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of July 31, 2016. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $656,464 as of July 31, 2016 and stockholders’ deficit of $317,719. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2016 the Company had no cash equivalents.

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

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the nine months ended July 31, 2016.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the three and nine month ended July 31, 2016.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. The Company had 10,335,294 shares of common stock issued and outstanding as of July 31, 2016.

2016

For the nine months ended July 31, 2016, the Company issued 35,294 shares of common stock, valued at $11,881 ($0.337 per share) as part of an incentive to enter into convertible notes that were owed as of October 31, 2015.

2015

For the year ended October 31, 2015, the Company did not issue any common shares of Company stock.

Additional Paid in Capital

As of July 31, 2016, the Company owed $65,400 (50,000 common shares) for stock subscription payable for payments to a consultant for work performed with Thru Pharma, a related party, for a value of $27,000 and was recorded as a related party expense.  The remaining $38,400 was recorded during the year ended October 31, 2015 for the same consultant and was recorded as a related party expense.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company owes its principal shareholder, Thru Pharma, a total of $211,149 as of July 31, 2016, in the form of a related party payable. It is unsecured, due on demand and non-interest bearing.

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

As of July 31, 2016, the Company had a net operating loss carry-forward of approximately $656,464 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

NOTE 7 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and the OID of $7,500, which included a ratchet provision in the conversion price of the lower of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note had a maturity date of nine months after funding and also included a fifty percent premium which was added on 90 days after funding. The note was to be paid off in installments of $19,453 for the six months after the ninety day period.

The Company did not make the first installment payment under this agreement and was presented with a notice of default by noteholder on October 21, 2015.  Upon default, the note began to accrue interest in the amount of 24% per annum as well as an 18% late payment penalty began to accrue on unpaid interest. As of July 31, 2016 total accrued interest and penalties under this note was $11,281.

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

NOTE 7 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (CONTINUED)

On November 30, 2015 and April 27, 2016, a related party made payments of $85,000 on the convertible note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model as of July 31, 2016 and October 31, 2015.

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $3,111 and derivative expense of $0 during the nine months ended July 31, 2016. As of July 31, 2016, the fair market value of the derivatives aggregated $2,389 using the following assumptions: estimated 0.6 month, estimated volatility of 92%, and a discount rate of 0.38%.

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

NOTE 8 – FAIR VALUE MEASUREMENT

The Company uses the multinomial lattice model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of July 31, 2016 and October 31, 2015 consisted of the following:

	Fair Value Measurements Using
Description	Total Fair Value at July 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,389	$—	$2,389	$—

	Fair Value Measurements Using
Description	Total Fair Value at October 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$5,500	$—	$5,500	$—

NOTE 9 - STOCK PURCHASE OPTIONS AND WARRANTS

During the nine months ended July 31, 2016, the Company did not issue any options.

During the year ended October 31, 2015, the Company issued options to purchase common shares for a total of 37,500 shares of the Company’s Common Stock. The Company issued 37,500 options in conjunction with a consulting agreement entered into in February 2015. According to the consulting agreement, the Company is to issue 5,000 common shares or 7,500 options per month during the duration of their agreement. The options were valued using the multinomial lattice pricing model under the assumptions noted below.

ARAX HOLDINGS CORP.
NOTE TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

NOTE 9 - STOCK PURCHASE OPTIONS AND WARRANTS (CONTINUED)

Stock Purchase Options

During the nine months ended July 31, 2016, the Company did not issue any options.

During the year ended October 31, 2015, the Company issued 37,500 stock purchase options for a value of $16,217 ($0.432 per share).

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	Nine Months Ended July 31, 2016	Year ended October 31, 2015
Expected volatility	162%	202-213%
Expected dividends	0%	0%
Expected term	3 Years	3 Years
Risk-free interest rate	0.76%	0.80-1.09%

The following table summarizes the changes in options outstanding of the Company during the nine months ended July 31, 2016.

	Number	Weighted	Weighted	Expiration	Value if
	of	Average	Average	Date (yrs)	Exercised
	Options	Exercise	Grant Date
Date Issued		Price	Fair Value
Balance as of October 31, 2015	37,500	$0.80	$0.41	2.47	$30,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of July 31, 2016	37,500	$0.80	$0.41	1.72	$30,000

The following table summarizes the changes in options outstanding of the Company during the year ended October 31, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of October 31, 2014	—	$—	$—	—	$—
Granted	37,500	0.80	0.41	2.64	30,000
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding as of October 31, 2015	37,500	$0.80	$0.41	2.47	$30,000

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

NOTE 9 - STOCK PURCHASE OPTIONS AND WARRANTS (CONTINUED)

Stock Purchase Warrants

During the nine months ended July 31, 2016, the Company issued warrants to purchase a total of 200,000 shares at $0.01 per share for professional services rendered.  The shares were valued at $58,000 ($0.29 per share).

During the year ended October 31, 2015, the Company issued warrants to purchase a total of 600,000 shares. The Company issued 600,000 warrants in conjunction with a consulting agreement entered into in July 2015. The warrants were valued using the multinomial lattice pricing model under the assumptions noted below for a value of $216,799.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	Nine Months Ended July 31, 2016	Year ended October 31, 2015
Expected volatility	162%	212%
Expected dividends	0%	0%
Expected term	3 years	3 Years
Risk-free interest rate	0.76%	1.08%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended July 31, 2016.

	Number	Weighted	Weighted	Expiration	Value if
	of	Average	Average	Date (yrs)	Exercised
	Warrants	Exercise	Grant Date
		Price	Fair Value

Outstanding as of October 31, 2015	600,000	$0.80	$0.36	2.73	$480,000
Granted	200,000	0.01	0.29	5.79	2,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of July 31, 2016	800,000	$0.60	$0.34	2.93	$482,000

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

ARAX HOLDINGS CORP.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

NOTE 10 – SUBSEQUENT EVENTS

On March 1, 2017, the Company’s majority shareholder, Thru Pharma LLC entered into a merger agreement with Kasten, Inc., a Nevada corporation (“Kasten”), whereby Kasten was the surviving corporation. As part of the merger agreement, the shares in the Company held by Thru Pharma were withheld from the agreement and the Company was not identified as a subsidiary of Thru Pharma thereby effectively spinning out the Company and excluding it from the surviving entity.  Kasten has been identified as party to and co-guarantor of the Catalyst note.  The Company considers this note fully paid and is in the process of reclaiming shares pledged as collateral from Catalyst.  Funds used to satisfy the note are being provided by its Chief Executive Officer, Steven J. Keough whereas Mr. Keough will be effectively purchasing the 8,000,000 common shares in the Company and the Arax Holdings Corp receivable (listed on the books of the Company as a related party payable in the amount of $211,149 for the nine months ended July 31, 2016) in exchange for extinguishing the note.  The 8,000,000 shares are currently collateralizing the Catalyst loan. Upon satisfaction of the note, the Company’s related party payable will be due to Mr. Keough and he will become the majority shareholder in the Company.

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

Effective January 16, 2014, Vladimir Leonov, the former Chief Executive Officer, majority shareholder and sole director of the Company sold 8,000,000 shares of our common stock (approximately 77% of the issued and outstanding shares of common stock of the Company) to Thru Pharma, LLC (d/b/a PharmaCline), a Delaware limited liability company (“Thru Pharma”), for total cash consideration of $275,000 in a private transaction (the “Acquisition”). The Acquisition resulted in a change in control of the Company. Simultaneous with the closing of the Acquisition, Mr. Leonov resigned as a director and from all offices he held with us, and Steven J. Keough, was elected as our director and appointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

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

This new business model could entail restructuring of the Company to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. Additional asset acquisitions and transfers may occur. The Company may establish a presence on other markets as part of the restructuring.

Results of Operations

Three and nine months ended July 31, 2016 compared to the three and nine months ended July 31, 2015

Revenue

No revenue was recognized in the three and nine months ended July 31, 2016. Operations have not yet commenced.

Operating Expenses

During the three months ended July 31, 2016, our operating expenses were $124,960 compared to $8,033 during the same period in the prior year. The increase of $116,927 was due to the incursion of professional and other fees associated with amending and filing quarterly and annual 10Q and 10K reports.

During the nine months ended July 31, 2016, our operating expenses were $171,917 compared to $66,810 during the same period in the prior year. The increase of $105,107 was due to the incursion of professional and other fees associated with amending and filing quarterly and annual 10Q and 10K reports.

Other Income (Expenses)

During the three and nine months ended July 31, 2016, our other net expenses were $1,578 and $50,985 compared to $0 for the same periods in the prior year. During the three and nine months ended July 31, 2016, our other net expenses were comprised of interest expense of $3,676 and $54,096 from accrued interest on convertible notes and from the amortization of debt discount and OID offset by other income of $2,098 and $3,111 resulting from the change in fair value of the derivative imbedded in the conversion feature of the convertible note.

Net Loss

Our net loss for the three and nine months ended July 31, 2016 was $126,538 and $222,902 compared to $8,033 and $66,810, respectively for the same period in the prior year, is due to the factors discussed above.

Liquidity and Capital Resources

At July 31, 2016 we had $0 in total assets and $317,719 of current liabilities compared to $0 in total assets and $114,417 of current liabilities at October 31, 2015. The increase in our working capital deficit for the nine months ended July 31, 2016 is principally due to the operating losses we incurred in the period.

Cash flows for the nine months ended July 31, 2016 and July 31, 2015

Operating Activities

During the nine months ended July 31, 2016 we used $98,217 for operating activities compared to $22,710 used in operating activities during the nine months ended July 31, 2015. The increase in funds used in operating activities between the two periods was due primarily to an increase in professional and other fees associated with amending and filing quarterly and annual 10Q and 10K reports as well as interest amortization of debt discount of $43,188 and stock based compensation in the amount of $27,000.

Investing Activities

We neither used nor generated cash flows from investing activities during the nine month periods ended July 31, 2016 or 2015.

Financing Activities

During the nine months ended July 31, 2016 we received $88,217 in loans from Thru Pharma to fund our working capital requirements for a total balance of $211,149 from related parties. In the nine months ended July 31, 2015, Thru Pharma advanced the Company $22,710.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2016. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2016.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We improved cash controls – As of July 31, 2016, the Company has segregated cash handling and accounting functions. Management also requires segregated review of all disbursements. Any effects of previous period poor cash controls were mitigated by the fact the Company had limited transactions in their bank accounts.

Accordingly, the Company concluded these control deficiencies resulted in a possibility that a material misstatement of the unaudited financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 5, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

ITEM 1A. RISK FACTORS.

The Company is attempting to enter a new line of business which is highly competitive and if not a regulated today it may be regulated in the future.

Entering a new line of business has many risks including obtaining sufficient capital to cover startup expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. The business line may never bring products to market. If the products do go to market, there is no guarantee that there will have enough sales to be profitable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended July 31, 2016, the Company not issue any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to a revolving convertible note in which the Company can borrow up to $200,000, which includes a 10% OID. The Company issued the first tranche of the convertible note totaling $75,000, of which $65,000 was paid in cash, $2,500 was paid for legal fees, and the OID of $7,500, which included a ratchet provision in the conversion price of the lower of $.95 or a price equal to 60% of the last equity transaction completed by the Company as part of a subscription agreement. The note had a maturity date of nine months after funding and also included a fifty percent premium which was added on 90 days after funding. The note was to be paid off in installments of $19,453 for the six months after the ninety day period.

The Company did not make the first installment payment under this agreement and was presented with a notice of default by noteholder on October 21, 2015.  Upon default, the note began to accrue interest in the amount of 24% per annum as well as an 18% late payment penalty began to accrue on unpaid interest. As of July 31, 2016 total accrued interest and penalties under this note was $9,533.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207383, at the SEC website at www.sec.gov:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAX HOLDINGS CORP.

Date: June 14, 2017	By:	/s/ Steven J. Keough
	Name:	Steven J. Keough
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Principal Executive Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2
Certification of Principal Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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