Form 10-K
period 2016-10-31
Arax Holdings Corp
filed 2017-09-28
CIK 1566243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number. 333-185928

ARAX HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0376721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2329 N. Career Avenue
Suite 317
Sioux Falls, SD 57107
 (Address of principal executive offices, including zip code)

(605) 553 2238
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of September 25, 2017, the registrant had 10,335,294 shares of common stock issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant at April 29, 2016 (the last business day of the registrant’s second fiscal quarter) was approximately $817,353. The aggregate market value was computed based upon 2,335,294 shares of common stock at a closing price of $0.35 as reported on the OTC QB Market.

ARAX HOLDINGS CORP.
FORM 10K
OCTOBER 31, 2016

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

It was further indicated as possible that a new business model could be related to a new business sector other than the food sector, and that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2016, and as of the date of this filing, Management believes that the best business model for our investors is to pursue business activity in the Life Sciences sector of the United States and possibly internationally. We will continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

The Company was a majority-owned subsidiary of Thru Pharma, LLC, and these financials are presented on a stand-alone basis. All transactions with Thru Pharma have been identified in Note 5: Related party transactions. As of March 1, 2017, upon merger with Kasten, Inc., a Nevada corporation (“Kasten”), whereby Kasten was the surviving corporation, the Company was effectively spun out whereby Chief Executive Officer, Steven J. Keough will be the majority shareholder.

Pursuant to a revision to a certain Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma in the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of Arax Holdings would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company. As of September 25, 2017, these shares have not been issued by the Company. The Company will issue these shares once it becomes fully reporting.

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

On March 1, 2017, the Company’s majority shareholder, Thru Pharma LLC entered into a merger agreement with Kasten, Inc., a Nevada corporation (“Kasten”), whereby Kasten was the surviving corporation. As part of the merger agreement, the shares in the Company held by Thru Pharma were withheld from the agreement and the Company was no longer identified as a subsidiary of Thru Pharma thereby effectively spinning out the Company and excluding it from the surviving entity.  Kasten has been identified as party to and co-guarantor of the Catalyst note.  The Company is in the process of settling the note with Catalyst whereby funds used to satisfy the note are being provided by its Chief Executive Officer, Steven J. Keough whereas Mr. Keough will be effectively purchasing the 8,000,000 common shares in the Company and the Arax Holdings Corp receivable (listed on the books of the Company as a related party payable in the amount of $152,562 for the year ended October 31, 2016) in exchange for extinguishing the note.  The 8,000,000 shares are currently collateralizing the Catalyst loan. Upon satisfaction of the note, the Company’s related party payable will be due to Mr. Keough, and he will become the majority shareholder in the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of October 31, 2016, we had one full-time employee, Steven Keough, Chief Executive and Chief Financial Officer.  Mr. Keough receives no compensation for his services.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

The following table sets forth the high and low trade information for our common stock for each quarter of the fiscal year ended October 31, 2016 and 2015. The first trade of our common stock this fiscal year was on November 3, 2014.

	For the Years Ended October 31,
	2016		2015
	High	Low	High	Low

First Quarter	$0.40	0.40	0.62	0.52
Second Quarter	0.35	0.40	0.52	0.40
Third Quarter	0.30	0.35	0.40	0.40
Fourth Quarter	0.30	0.30	0.40	0.40

The Company's stock has not traded in the nine months ended July 31, 2017.  The last trade of the Company stock was July 5, 2016, closing that day at a price $0.30.

Number of Holders

As of October 31, 2016, there were 10,335,294 issued and outstanding shares of common stock were held by 38 total shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2016 and 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No sales of unregistered securities were completed in the twelve months ended October 31, 2016.

Purchase of our Equity Securities by Officers and Directors

No purchase of equity securities took place in the twelve months ended October 31, 2016.

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

Overview

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012 with a business plan to sell hot dogs from mobile hot dog stands throughout the major cities in Mexico. As of the filing of the 10K for last fiscal year, the Company stated that it was re-evaluating its business plan.

It was further indicated as possible that a new business model could be related to a new business sector other than the food sector, and that any new business model could entail a capital restructuring of the Company in order to provide new capital and a broader base of shareholders. Such a capital restructuring of the Company could involve a merger or acquisition of assets through various techniques, including a possible reverse-merger. At October 31, 2016, and as of the date of this filing, Management believes that the best business model for our investors is to pursue business activity in the Life Sciences sector of the United States and possibly internationally. We will continue to assess these opportunities and structures as well as the various pre-requisite actions needed to finalize and implement any new business model.

Pursuant to a revision to a certain Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma in the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of Arax Holdings would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company. As of September 25, 2017, these shares have not been issued by the Company.  The Company will issue these shares once it becomes fully reporting.

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

FISCAL YEAR ENDED OCTOBER 31, 2016 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2015.

Revenue

We recognized no revenue during the years ended October 31, 2016 and 2015 as we have not commenced revenue generating operations yet.

Operating Expenses

During the fiscal year ended October 31, 2016, our operating expenses were $163,299 compared to $328,640 during the prior fiscal year. During the twelve months ended October 31, 2016, our operating expenses comprised professional fees of $132,176 compared to $314,145 for the same period in the prior year and general and administrative cost of $31,123 compared to $14,495 for the same period in the prior year. Expenses incurred during the fiscal year ended October 31, 2016 compared to fiscal year ended October 31, 2015 decreased primarily due to the cost of warrants issued in the prior year for professional services.

Net Loss

Our net loss for the fiscal year ended October 31, 2016 was $234,528 compared to a net loss of $352,256 during the fiscal year ended October 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, we had no assets and $300,545 of current liabilities comprised of liability for payments on our behalf by a related party, accrued interest and liability to issue stock. As of October 31, 2015, our total assets were $0 and our total liabilities were $152,817 comprised of liabilities of a similar nature. The increase was mainly due to an increase in the payable to a related party of $154,979.

FISCAL YEAR ENDED OCTOBER 31, 2016 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the fiscal year ended October 31, 2016, we used $105,962 in operating activities compared to $29,774 during the fiscal year ended October 31, 2015. The decrease between the two periods related primarily to the decrease in the loss due to professional fees as compared to the prior fiscal year.

Cash Flows from Investing Activities

We have neither used nor generated cash flow from investing activities during the fiscal years ended October 31, 2016 or 2015.

Cash Flows from Financing Activities

During the fiscal year ended October 31, 2016, the Company received $152,562 by way of payments on our behalf by a related party to fund our working capital requirements. During the fiscal year ended October 31, 2015, we received $29,774 by way of payments on our behalf by our then principal shareholder.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of October 31, 2016. The Company has an accumulated deficit of $668,090 as of October 31, 2016 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital and stockholders’ deficit of $300,545 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

The Company is dependent on additional investment capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The independent auditors’ report accompanying our October 31, 2016 and October 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09,“Revenue from Contracts with Customers”, ASU 2015-14,“Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12,“Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company s assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS TABLE OF CONTENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

Pritchett, Siler & Hardy, P.C.
Certified Public Accountants
1438 N Highway 89, Suite 130
Farmington, UT 84025
Office: (801)447-9572 Fax: (801)447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arax Holdings Corp.
2329 N. Career Avenue, Suite 317
Sioux Falls, South Dakota, 57107

We have audited the accompanying balance sheets of Arax Holdings Corp. as of October 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arax Holdings Corp. as of October 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.
Pritchett, Siler & Hardy, P.C.
Farmington Utah
August 30, 2017

Arax Holdings Corp
Balance Sheets

	For the Years Ended
	October 31,
ASSETS	2016	2015

Current assets	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loan from related party	$228,644	$76,082
Related party payable for services	2,417	-
Convertible note payable, net of $0 and $43,188 debt discount,	35,404	69,312
respectively
Accrued expenses	9,000	-
Accrued interest payable	25,080	1,923
Derivative liability	-	5,500
Total current liabilities	300,545	152,817

Total liabilities	300,545	152,817

Stockholders' deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized;	10,335	10,300
10,335,294 and 10,300,000 shares issued and outstanding for the years ended October 31, 2016 and 2015, respectively
Liability to issue stock	-	11,881
Additional paid-in capital	357,210	258,564
Accumulated deficit	(668,090)	(433,562)
Total stockholders' deficit	(300,545)	(152,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

Arax Holdings Corp.
Statements of Operations

	For the Years Ended
	October 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENESES
General and administrative expense	31,123	14,495
Professional fees	132,176	314,145
TOTAL OPERATING EXPENSES	163,299	328,640

NET LOSS FROM OPERATIONS	(163,299)	(328,640)

OTHER INCOME (EXPENSES)
Interest expense	(76,729)	(18,116)
Derivative expense	-	(25,434)
Change in fair value of derivative	5,500	19,934
TOTAL OTHER INCOME	(71,229)	(23,616)

NET LOSS BEFORE INCOME TAXES	(234,528)	(352,256)

Provision for Income Taxes	-	-

NET LOSS	$(234,528)	$(352,256)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	10,326,037	10,300,000

See accompanying notes to financial statements

Arax Holdings Corp.
Condensed Statements of Cash Flows

	For the Years Ended October 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(234,528)	$(352,256)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued as note incentive	-	38,400
Warrants issued as compensation	58,000	-
Stock liability assumed by related party	28,800	-
Derivative expense	-	25,434
Related party payable for services	2,417	27,450
Change in fair value of derivative	(5,500)	(19,934)
Options granted for compensation	-	16,217
Warrants issued for professional fees/ compensation	-	216,799
Amortization of debt discount	43,188	16,193
Changes in Assets and Liabilities:
Accrued interest payable	31,061	1,923
Accrued expenses	9,000	-
NET CASH USED IN OPERATING ACTIVITIES	(67,562)	(29,774)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
NET CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	152,562	29,774
Repayments on convertible note	(85,000)	-
Proceeds from convertible note	-	65,000
Repayments to related party	-	(65,000)
NET CASH FLOWS FROM FINANCING ACTIVITIES:	67,562	29,774

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued as compensation	$58,000	$-
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$58,000	$-

See accompanying notes to condensed unaudited financial statements

Statements of Changes in Stockholders' Deficit
Years ended October 31, 2016 and 2015

	Common Stock
	Shares	Amount	Additional Paid In Capital	Stock Subscription Payable	Accumulated Deficit	Total Stockholders' Deficit
Balances, October 31, 2014	10,300,000	$10,300	$25,548	$-	(81,306)	$(45,458)

Options Granted for Compensation	-	-	16,217	-	-	16,217
Warrants Issued for Compensation	-	-	216,799	-	-	216,799
Stock as Incentive for Convertible Note	-	-	-	11,881	-	11,881
Stock for Compensation	-	-	-	-	-	-
Net loss for the period	-	-	-	-	(352,256)	(352,256)

Balances, October 31, 2015 (Restated)	10,300,000	$10,300	$258,564	$11,881	(433,562)	$(152,817)

Stock as Incentive for Convertible Note	35,294	35	11,846	(11,881)	-	-
Warrants Issued for Compensation	-	-	58,000	-	-	58,000
Stock liability assumed by related party	-	-	28,800	-	-	28,800
Net loss for the period	-	-	-	-	(234,528)	(234,528)

Balances, October 31, 2016	10,335,294	$10,335	$357,210	$-	(668,090)	$(300,545)

See accompanying notes to financial statements

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

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

Pursuant to a revision to a certain Consulting Agreement dated October 8, 2013, between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma in the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of the Company would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.  As of July 31, 2017, these shares have not been issued by the Company.  The Company will issue these shares once it becomes fully reporting

In connection with earlier amendments to the Consulting Agreement, Strategic granted to Mr. Keough, a control person of the Company and Thru Pharma, an irrevocable proxy (the “Irrevocable Proxy”), to vote all of the common stock in the Company under certain conditions. That proxy no longer exists under the terms of the most recent amendment.

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

On March 1, 2017, the Company’s majority shareholder, Thru Pharma LLC entered into a merger agreement with Kasten, Inc., a Nevada corporation (“Kasten”), whereby Kasten was the surviving corporation. As part of the merger agreement, the shares in the Company held by Thru Pharma were withheld from the agreement and the Company was no longer identified as a subsidiary of Thru Pharma thereby effectively spinning out the Company and excluding it from the surviving entity.  Kasten has been identified as party to and co-guarantor of the Catalyst note.  The Company is in the process of settling the note with Catalyst whereby funds used to satisfy the note are being provided by its Chief Executive Officer, Steven J. Keough whereas Mr. Keough will be effectively purchasing the 8,000,000 common shares in the Company and the Arax Holdings Corp receivable (listed on the books of the Company as a related party payable in the amount of $231,061 for the year ended October 31, 2016) in exchange for extinguishing the note.  The 8,000,000 shares are currently collateralizing the Catalyst loan. Upon satisfaction of the note, the Company’s related party payable will be due to Mr. Keough, and he will become the majority shareholder in the Company.

The Company’s status as a “shell company” as of the date of this report remains unchanged.

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues to date. The Company has incurred losses since Inception (February 23, 2012) resulting in an accumulated deficit of $668,090 as of October 31, 2016 and further losses are anticipated in the development of its business. The Company currently has no cash balance, a working capital and stockholders’ deficit of $300,545 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

The Company is dependent on additional investment capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net loss or cash flows of the Company

Use of Estimates

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
The Company’s financial instruments consist of amounts due to its related parties.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value. The conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of our derivatives are binomial pricing models. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss). During the years ended October 31, 2016 and 2015, the Company utilized an expected life ranging from 223 days to 588 days based upon the look-back period of its convertible debentures and notes and volatility of 19%.  For the years ended October 31, 2016 and 2015 the Company recorded a derivative liability of $0 and $5,500.

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

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the years ended October 31, 2016 and 2015 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these years.

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, and ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company s assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance and has disclosed relevant events and transactions (See Note 8).

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

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

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

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the years ended October 31, 2016 and 2015.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. There were no such potentially dilutive debt or equity instruments issued or outstanding during the years ended October 31, 2016 and 2015.

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

The Company had 10,335,294 shares of common stock issued and outstanding as of October 31, 2016.

During the year ended October 31, 2015, the Company did not issue any stock.

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 4 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Additional Paid in Capital

During the year ended October 31, 2016, the Company issued warrants for compensation to a consultant in exchange for professional services provided. The warrants were issued to purchase a total of 200,000 shares at $0.01 per share.  The shares were valued at $58,000 ($0.29 per share). SEE NOTE 10.

During the year ended October 31, 2015, the Company issued 37,500 stock purchase options for a value of $16,217, issued 600,000 stock purchase warrants for a value of $216,799.

During the year ended October 31, 2015 the Company had recorded a liability to issue shares to a consultant through an agreement with Thru Pharma.  Under this contract the consultant was to be issued shares in a public company.  At the time of the accrual Thru Pharma was not a public company so it was agreed to award shares in the Company.  Subsequent to this accrual Thru Pharma completed a merger and currently no shares are issuable by the Company.  For the year ended October 31, 2016 the Company reversed Thru Pharma portion of liability in the amount of $28,800 to be allocated to Thru Pharma representing the value of the Company shares which no longer needed to be issued.

Stock Subscription Payable

During the year ended October 31, 2015, the Company owed 35,294 of the Company’s common stock as incentive to enter into a convertible note with a value of $11,881. During the year ended October 31, 2016, the Company issued the 35,294 of the Company’s common stock as incentive to enter into a convertible note with a value of $11,881.

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

The Company owed its majority shareholder, Thru Pharma, a total of $231,061 as of October 31, 2016, in the form of a related party payable. It is due on demand and is non-interest bearing.

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

As of October 31, 2016 and 2015, the Company had a net operating loss carry-forward of approximately $668,090 and $433,562 that may be used to offset future taxable income and begins to expire in 2031. Because of the change in ownership that occurred on January 16, 2014, net operating loss carry forwards could be limited as to use in future years.

Deferred tax assets of $234,000 and $152,000 as of October 31, 2016 and 2015, resulting from net operating have been offset by a valuation allowance, due to the uncertainty of their realization. The change in the valuation allowance for the years ended October 31, 2016 and 2015 was $82,000 and $58,000, respectively.  As a result, there were no current or deferred tax provisions for the years ended October 31, 2016 and 2015.  There was no uncertain tax position taken since inception and the Company’s tax returns for 2016, 2015 and 2014 remain open for examination.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Pursuant to a revision to a certain Consulting Agreement dated as of October 8, 2013, by and between Thru Pharma and Strategic Universal Advisors, LLC (“Strategic”), as amended effective January 17, 2014, on or about February 9, 2015, and most recently on October 20, 2015, with full effect as of April 1, 2015 (the “Consulting Agreement”), Thru Pharma and Strategic agreed that the intent of the Consulting Agreement ab initio was to provide Strategic with a 3% equity ownership of Thru Pharma in the event that a PUBCO M&A transaction did not occur prior to the end of the Consulting Agreement. Thru Pharma and Strategic agreed and stipulated that 753,504 shares of Arax Holdings would equal 3% of Thru Pharma as the equity payment under the Consulting Agreement, with transfer subject to the further provisions stated below. As Thru Pharma was the sole beneficiary of the services provided by Strategic under the Consulting Agreement, no part of the value of the consideration for services provided under the Consulting Agreement has been recognized as an expense by the Company.  As of September 25, 2017, these shares have not been issued by the Company.  The Company will issue these shares once it becomes fully reporting.

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

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

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 8 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (CONTINUED)

The Company did not make the first installment payment under this agreement and was presented with a notice of default by noteholder on October 21, 2015.  Upon default, the note began to accrue interest in the amount of 24% per annum as well as an 18% late payment penalty began to accrue on unpaid interest. As of October 31, 2016 total accrued interest and penalties under this note was $25,080.

On November 30, 2015 and April 27, 2016, a related party made payments of $85,000 on the convertible note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model as of October 31, 2016 and 2015.

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $5,500 and derivative expense of $0 during the year ended October 31, 2016. As of October 31, 2016, the fair market value of the derivatives were valueless using the following assumptions: estimated 7 month, estimated volatility of 19%, and a discount rate of 0.18%.

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

NOTE 9 – FAIR VALUE MEASUREMENT

The Company uses the multinomial lattice model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of October 31, 2016 and 2015 consisted of the following:

FAIR VALUE MEASUREMENT
Description	Total Fair	Quoted	Significant
	Value at	Prices in	Other	Significant
	October 31, 2016	Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$-	$-

FAIR VALUE MEASUREMENT
	Total Fair	Quoted	Significant
	Value at	Prices in	Other	Significant
	October 31, 2015	Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$5,500	$-	$5,500	$-

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 10 - STOCK PURCHASE OPTIONS AND WARRANTS

During the year ended October 31, 2016, the Company did not issue any options.

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

Stock Purchase Options

During the year ended October 31, 2016, the Company did not issue any options.

During the year ended October 31, 2015, the Company issued 37,500 stock purchase options for a value of $16,217 ($0.432 per share).

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 10 - STOCK PURCHASE OPTIONS AND WARRANTS (CONTINUED)

Stock Purchase Options (Continued)

	For the Years ended October 31,
	2016	2015
Expected volatility	162%	202-213%
Expected dividends	0%	0%
Expected term	3 Years	3 Years
Risk-free interest rate	0.76%	0.80-1.09%

The following table summarizes the changes in options outstanding of the Company during the year ended October 31, 2016 and 2015.

	Number	Weighted	Weighted	Expiration	Value if
	of	Average	Average	Date (yrs)	Exercised
	Options	Exercise	Grant Date
Date Issued		Price	Fair Value
Balance as of October 31, 2014	-	$-	$-	-	-
Granted	37,500	0.80	0.41	2.64	30,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of October 31, 2015	37,500	$0.80	$0.41	2.47	30,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of October 31, 2016	37,500	$0.80	$0.41	1.47	30,000

Stock Purchase Warrants

During the year ended October 31, 2016, the Company issued warrants to purchase a total of 200,000 shares at $0.01 per share for professional services rendered.  The shares were valued at $58,000 ($0.29 per share).

During the year ended October 31, 2015, the Company issued warrants to purchase a total of 600,000 shares. The Company issued 600,000 warrants in conjunction with a consulting agreement entered into in July 2015. The warrants were valued using the multinomial lattice pricing model under the assumptions noted below for a value of $216,799.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:
	For the Years ended October 31,
	2016	2015
Expected volatility	162%	202-213%
Expected dividends	0%	0%
Expected term	3 Years	3 Years
Risk-free interest rate	0.76%	0.80-1.09%

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 10 - STOCK PURCHASE OPTIONS AND WARRANTS (CONTINUED)

Stock Purchase Warrants (Continued)

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company for the years ended October 31, 2016 and 2015.

	Number	Weighted	Weighted	Expiration	Value if
	of	Average	Average	Date (yrs)	Exercised
	Warrants	Exercise	Grant Date
		Price	Fair Value
Outstanding as of October 31, 2014	-	$-	$-	-	$-
Granted	600,000	0.8	0.36	2.73	480,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of October 31, 2015	600,000	0.8	0.36	2.48	480,000
Granted	200,000	0.01	0.29	4.79	2,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of October 31, 2016	800,000	0.6	0.34	2.23	482,000

ARAX HOLDINGS CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

NOTE 11 – SUBSEQUENT EVENTS

On March 1, 2017, the Company’s majority shareholder, Thru Pharma LLC entered into a merger agreement with Kasten, Inc., a Nevada corporation (“Kasten”), whereby Kasten was the surviving corporation. As part of the merger agreement, the shares in the Company held by Thru Pharma were withheld from the agreement and the Company was not identified as a subsidiary of Thru Pharma thereby effectively spinning out the Company and excluding it from the surviving entity.  Kasten has been identified as party to and co-guarantor of the Catalyst note.  The Company considers this note fully paid and is in the process of reclaiming shares pledged as collateral from Catalyst.  Funds used to satisfy the note are being provided by its Chief Executive Officer, Steven J. Keough whereas Mr. Keough will be effectively purchasing the 8,000,000 common shares in the Company and the Arax Holdings Corp receivable (listed on the books of the Company as a related party payable in the amount of $231,061 for the year ended October 31, 2016) in exchange for extinguishing the note.  The 8,000,000 shares are currently collateralizing the Catalyst loan. Upon satisfaction of the note, the Company’s related party payable will be due to Mr. Keough and he will become the majority shareholder in the Company.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2016. Based upon this evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2016.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.          We did not maintain appropriate cash controls – As of October 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.          We did not implement appropriate information technology controls – As at October 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name	Age	Position
Steven J. Keough 2329 N. Career Avenue, Suite 317 Sioux Falls, South Dakota, 57107	60	Chairman, President, Secretary, Treasurer and Director

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

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Steven Keough who currently devotes minimal time per week to company matters. We intend to hire employees on an as-needed basis .

Item 11.	Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended October 31, 2016 and 2015.

Name and Principal Position	Fiscal Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/Warrant Awards	All Other Compensation	Total

Steven J. Keough	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer/ Chief Financial Officer, Treasurer, Secretary	2015	$-	$-	$-	$-	$-	$-	$-

As of October 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Stock Type	Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned and Nature of Beneficial Ownership	Percentage

Common Stock	Thru Pharma, LLC	8,000,000	77.4%
	2329 N. Career Avenue,
	Suite 317
	Sioux Falls, SD 57107

The percent of class is based on 10,335,294 shares of common stock issued and outstanding as of the date of this annual report.

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

During the year ended October 31, 2016, we borrowed $190,962 from our shareholder, Thru Pharma, in the form of a related party payable. It is due on demand and is non-interest bearing.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Pritchett Siler & Hardy PC for the fiscal years ended October 31, 2016 and 2015, for the categories of services indicated.

	Years Ended October 31,
Category	2016	2015
Pritchett Siler & Hardy PC
Audit Related Fees	$13,850	$8,950
Tax Fees	-	-
All Other Fees	-	-
Total	$13,850	$8,950

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

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

ARAX HOLDINGS CORP.

Dated: September 27, 2017	By:	/s/ Steven J. Keough
Steven J. Keough, Chairman, President, Chief Executive Officer and Chief Financial Officer and Secretary