Form 10-Q
period 2021-04-30
Arax Holdings Corp
filed 2021-05-19
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

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

Arax Holdings Corporation

i

ARAX HOLDINGS CORP.

BALANCE SHEET

(Unaudited)

	April 30,	October 31,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Loan from related party	5,775	$-
Total current liabilities	5,775	-
Total liabilities

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, and -0- shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	10,000
Common stock, Par Value $0.001, 75,000,000 shares authorized, 10,335,924 issued and outstanding as of October 31, 2020	10,335	10,335
Additional paid in capital	678,271	588,271
Retained earnings (deficit)	(704,381)	(598,606)
Total Stockholders’ (Deficit)	(5,775)	-
Total Liabilities and Stockholders’ (Equity)	$-	$-

ARAX HOLDINGS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30,	April 30,	April 30,	April 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	(93,054)	-	(105,775)	-
Total operating expenses	(93,054)	-	(105,775)	-
(Loss) from operations	(93,054)	-	(105,775)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(93,054)	-	(105,775)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(93,054)	$-	$(105,775)	$-

Basic and diluted earnings(loss) per common share	$(0.01)	$-	$(0.01)	$-

Weighted average number of shares outstanding	10,335,924	10,335,924	10,335,924	10,335,924

ARAX HOLDINGS CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2019	-	$-	10,335,924	$10,335	$588,271	$(598,606)	$-

Net loss						-	-

Balance, January 31, 2020	-	$-	10,335,924	$10,335	$588,271	$(598,606)	$-

Net loss						-	-

Balance, April 30, 2020	-	$-	10,335,924	$10,335	$588,271	$(598,606)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2020	-	$-	10,335,924	$10,335	$588,271	$(598,606)	$-

Net loss						(12,721)	(12,721)

Balance, January 31, 2020	-	$-	10,335,924	$10,335	$588,271	$(611,327)	$(12,721)

Net loss						(93,054)	(93,054)

Issuance of preferred stock and forgiveness of debt treated as a capital contribution	10,000,000	10,000			90,000		100,000
	10,000,000	$10,000	10,335,924	$10,335	$678,271	$(704,381)	$(5,775)

ARAX HOLDINGS CORP

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	April 30,	April 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(105,775)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Net cash provided by (used for) operating activities	(105,775)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related parties	105,775
Net cash provided by (used for) financing activities	105,775	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of April 30, 2021, the Company had a working capital deficit of $5,775 and an accumulated deficit of $704,381.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of April 30, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On April 30, 2021, and October 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of April 30, 2021 and October 31, 2020 there were 10,335,924 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On March 31, 2021 the Company took a corporate action and authorized 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. These shares which are convertible into common stock on a 10 for 1 basis, were awarded to Custodian Ventures managed by David Lazar in recognition of importance of Mr. Lazar ’s experience and expertise in devising a strategic plan to enable the Company to become a viable operating entity, and the fact that Mr. Lazar has provided the Company with its only source of liquidity via interest-free loans. These shares of Series A Preferred Stock in return for a reduction of $16,166 on Mr. Lazar’s loan of $16,166 due from the Company.

The Company recorded stock-based compensation expense of $83,834 during the three month period ended April 30, 2021 as a result of the issuance.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A Preferred Stock (each, the “the Original Issue Price”) for each share of Series A Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A Preferred Stock, the Original Issue Price shall be $0.001per share for the Series A Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of any existing series of Preferred Stock or to the rights of any series Arax Holdings Corp. Pursuant to Section 78.1955 of the Nevada Revised Statutes SERIES A PREFERRED STOCK.

On behalf of Arax Holdings Corp., a Nevada corporation (the “Corporation”), the undersigned hereby certifies that the following resolution has been duly adopted by the board of directors of the Corporation (the “Board”): RESOLVED, that, pursuant to the authority granted to and vested in the Board by the provisions of the articles of incorporation of the Corporation (the “Articles of Incorporation”), there hereby is created, out of the Ten Million (10,000,000) shares of preferred stock, par value $0.001 per share, of the Corporation authorized by the Corporation’s Articles of Incorporation (“Preferred Stock”), Series A Preferred Stock, consisting of Ten Million (10,000,000) shares, which series shall have the following powers, designations, preferences and relative participating, optional and other special rights, and the following qualifications, limitations and restrictions: of Preferred Stock which may from time to time hereafter come into existence, the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the each series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

(b) Upon the completion of the distribution required by Section 2(a) above and any other distribution that may be required with respect to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, if assets remain in the Corporation, the remaining assets shall be distributed to the holders of the Common Stock until such time as the holders of the Common stock shall have received a return of the capital originally contributed thereby. Thereafter, if assets remain in the Corporation, all remaining assets shall be distributed to all holders of Common Stock and to each series of Preferred Stock, pro rata based on the number of shares of Common Stock held by each (assuming conversion of all such Preferred Stock into Common Stock).

(c) For purposes of this Section 2, a liquidation, dissolution or winding up of the Corporation shall be deemed to be occasioned by, or to include, (i) the acquisition of the Corporation by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Corporation); or (ii) a sale of all or substantially all of the assets of the Corporation, unless the Corporation’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Corporation’s acquisition or sale or otherwise) hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity in approximately the same relative percentages after such acquisition or sale as before such acquisition or sale.

(d) In any of the events specified in (c) above, if the consideration received by the corporation is other than cash, its value will be deemed its fair market value. Any securities shall be valued as follows:

(i) Securities not subject to investment letter or other similar restrictions on free marketability:

(A) If traded on a securities exchange, the value shall be deemed to be the average of the closing prices of the securities on such exchange over the thirty-day period ending three (3) days prior to the closing;

(B) If actively traded over-the-counter, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the thirty-day period ending three (3) days prior to the closing; and

(C) If there is no active public market, the value shall be the fair market value thereof, as determined in good faith by the Board of Directors.

(ii) The method of valuation of securities subject to investment letter or other restrictions on free marketability (other than restrictions arising solely by virtue of a stockholder’s status as an affiliate or former affiliate) shall be to make an appropriate discount from the market value determined as above in (i) (A), (B) or (C) to reflect the approximate fair market value thereof, as mutually determined by the Corporation and the holders of at least a majority of the voting power of all then outstanding shares of Preferred Stock.

(iii) In the event the requirements of Section 2(c) are not complied with, the Corporation shall forthwith either:

(A) cause such closing to be postponed until such time as the requirements of this Section 2 have been complied with; or

(B) cancel such transaction, in which event the rights, preferences and privileges of the holders of the Series A Preferred Stock shall revert to and be the same as such rights, preferences and privileges existing immediately prior to the date of the first notice referred to in Section 2(c)(iv) hereof.

(iv) The Corporation shall give each holder of record of Series A Preferred Stock written notice of such impending transaction not later than twenty (20) days prior to the stockholders’ meeting called to approve such transaction, or twenty (20) days prior to the closing of such transaction, whichever is earlier, and shall also notify such holders in writing of the final approval of such transaction. The first of such notices shall describe the material terms and conditions of the impending transaction and the provisions of this Section 2, and the corporation shall thereafter give such holders prompt notice of any material changes. The transaction shall in no event take place sooner than twenty (20) days after the corporation has given the first notice provided for herein or sooner than ten (10) days after the corporation has given notice of any material changes provided for herein; provided, however, that time periods set forth in this paragraph may be shortened upon the written consent of the holders of Series A Preferred Stock that are entitled to such notice rights or similar notice rights and that represent at least a majority of the voting power of all then outstanding shares of such Series A Preferred Stock.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of April 30, 2021, and October 31, 2020.

NOTE 5 – NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the three months ended April 30, 2021, Custodian Venture extended $9,220 in interest-free demand loans to the Company. As of April 30, 2021, the total amount due to Mr. Lazar amounted to $5,775.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to April 30, 2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of April 30, 2021, and April 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from May 2005 until April 30, 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended April 30, 2021 and October 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended April 30, 2021, we did not issue any of our equity securities.

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