Form 10-Q
period 2021-07-31
Arax Holdings Corp
filed 2021-09-21
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of September 15, 2021, there were 10,335,924 common shares outstanding.

Arax Holdings Corporation

 i

ARAX HOLDINGS CORP.

BALANCE SHEET

(Unaudited)

	July 31,	October 31,
	2021	2020

ASSETS
Total assets	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$14,720	$—
Total current liabilities	14,720	—
Total liabilities	$14,720	$—

Commitments and contingencies

Stockholders’ deficit
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, and -0- shares issued and outstanding as of July 31, 2021 and October 31, 2020, respectively	10,000	—
Common stock, Par Value $0.001, 75,000,000 shares authorized, 10,335,924 issued and outstanding as of July 31, 2021 and October 31, 2020	10,335	10,335
Additional paid in capital	684,046	588,271
Accumulated deficit	(719,101)	(598,606)
Total stockholders’ deficit	(14,720)	—
Total liabilities and stockholders’ deficit	$—	$—

ARAX HOLDINGS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31,	July 31,	July 31,	July 31,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

Operating expenses:
Administrative expenses	14,720	—	14,720	—
Administrative expenses -related party	—	—	105,775	—
Total operating expenses	14,720	—	120,495	—
Loss from operations	(14,720)	—	(120,495)	—
Other expense
Other (expense) net	—	—	—	—
Loss before provision for income taxes	(14,720)	—	(120,495)	—
Provision for income taxes	—	—	—	—
Net loss	$(14,720)	$—	$(120,495)	$—

Basic and diluted loss per common share	$(0.00)	$—	$(0.01)	$—

Weighted average number of shares outstanding	10,335,924	10,335,924	10,335,924	10,335,924

ARAX HOLDINGS CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2019	—	$—	10,335,924	$10,335	$588,271	$(598,606)	$—

Net loss		—		—	—	—	—

Balance, January 31, 2020	—	$—	10,335,924	$10,335	$588,271	$(598,606)	$—

Net loss		—		—	—	—	—

Balance, April 30, 2020	—	$—	10,335,924	$10,335	$588,271	$(598,606)	$—

Net loss		—		—	—	—	—

Balance, July 31, 2020	—	$—	10,335,924	$10,335	$588,271	$(598,606)	$—

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2020	—	$—	10,335,924	$10,335	$588,271	$(598,606)	$—

Net loss		—		—	—	(12,721)	(12,721)

Balance, January 31, 2021	—	$—	10,335,924	$10,335	$588,271	$(611,327)	$(12,721)

Net loss		—		—	—	(93,054)	(93,054)

Issuance of preferred stock and forgiveness of debt treated as a capital contribution	10,000,000	10,000			90,000		100,000
Balance April 30, 2021	10,000,000	$10,000	10,335,924	$10,335	$678,271	$(704,381)	$(5,775)

Forgiveness of debt treated as a capital contribution					5,775		5,775

Net loss		—		—	—	(14,720)	(14,720)
Balance July 31, 2021	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(719,101)	$(14,720)

ARAX HOLDINGS CORP

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	July 31,	July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(120,495)	$—
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	83,834	—
Changes in operating assets and liabilities:
Increase in accrued expenses	14,720	—
Net cash used by operating activities	(21,941)	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party notes	21,941	—
Net cash provided by financing activities	21,941	—

Net increase (decrease) in cash	—	—
Cash at the beginning of the period	—	—
Cash at the end of the period	$—	$—
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	—	—
Cash paid during the period for income taxes	—	—

Supplemental schedule of non-cash investing and financing activities:

Related party debt settled with preferred stock	16,166	—
Forgiveness of related party debt credited to paid in capital	5,775	—

ARAX HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company had been dormant from September 28, 2017 to October 31, 2020.

On December 30, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-825346-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company. On the same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On June 24, 2021, as a result of a private transaction, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the "Shares") of Arax Holdings Corp., a Nevada corporation (the “Company”), were transferred from Custodian Ventures, LLC to Michael Pieter Loubser (the “Purchaser”). As a result, the Purchaser became an approximately 90.6% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On June 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Michael Pieter Loubser consented to act as the new Chairman of the Board of Directors of the Company, Ockert Cornelius Loubser consented to act as the new Chief Executive Officer of the Company, and Rastislav Vašička consented to act as the new Chief Information Officer of the Company.

On August 31st, 2021, the Company appointed Christopher D. Strachan as its Chief Financial Officer. The Company and Mr. Strachan are currently negotiating employment agreements.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of July 31, 2021, the Company had a working capital deficit of $14,720 and an accumulated deficit of $719,101.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of July 31, 2021 and October 31, 2020 there were 10,335,924 shares of common stock issued and outstanding.

Preferred Stock

On March 31, 2021 the Company took a corporate action and authorized 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. These shares which are convertible into common stock on a 10 for 1 basis, were awarded to Custodian Ventures managed by David Lazar in recognition of importance of Mr. Lazar ’s experience and expertise in devising a strategic plan to enable the Company to become a viable operating entity, and the fact that Mr. Lazar has provided the Company with its only source of liquidity via interest-free loans. These shares of Series A Preferred Stock in return for a reduction of $16,166 on Mr. Lazar’s loan of $21,941 due from the Company.

The Company also recorded stock-based compensation expense of $83,834 during the three month period ended April 30, 2021 as a result of the issuance of preferred stock.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of July 31, 2021, and October 31, 2020.

NOTE 5 – NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian, is considered a related party. During the three months ended April 30, 2021, Custodian Venture extended $9,220 in interest-free demand loans to the Company. As of April 30, 2021, the total amount due to Mr. Lazar amounted to $5,775. On June 24, 2021, in connection with the change of control transaction described in Note 1, Mr. Lazar forgave this amount, which has been credited to paid in capital.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Plan of Operation

We have been dormant from May 2005 through October 31, 2020. As of the date of this Report, we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all. Numerous things will need to occur to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since May 2005 through October 31, 2020. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of July 31, 2021, and July 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from May 2005 until July 31, 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended July 31, 2021 and October 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended July 31, 2021, we did not issue any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On June 24, 2021, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the "Shares") of Arax Holdings Corp., a Nevada corporation (the "Company"), were transferred from Custodian Ventures, LLC to Michael Pieter Loubser (the “Purchaser”). As a result, the Purchaser became an approximately 90.6% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On June 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Michael Pieter Loubser consented to act as the new Chairman of the Board of Directors of the Company, Ockert Cornelius Loubser consented to act as the new Chief Executive Officer of the Company, and Rastislav Vašička consented to act as the new Chief Information Officer of the Company.

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

Arax Holdings Corp
(Registrant)

Date: September 21, 2021	By:	/s/ Michael Loubser
Michael Loubser, Chief Executive Officer (Principal Executive Officer)
By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)