Form 10-K
period 2021-10-31
Arax Holdings Corp
filed 2022-02-07
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-185928

ARAX HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

99-0376721

(IRS Employer Identification No.)

30 North Gould Street

Sheridan, WY 82801

206-353-2474

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,895,765 based on a closing price of $1.24 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of January 31, 2022 the Registrant had 10,335,294 shares of common stock issued and outstanding.

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

Employees

As of the date of this Report, we do not have employees. However our Chief Executive Officer, Chief Financial Officer and Chief Information Officer provide part-time consulting services to us without compensation.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 30 North Gould Street, Sheridan, WY 82801.

ITEM 3. LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Holders

As of January 31, 2022 there were 38 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Arax Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arax Holdings Corp. as of October 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

February 7, 2022

ARAX HOLDINGS CORP.

BALANCE SHEET

	October 31, 2021	October 31, 2020
ASSETS
Total assets	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$14,150	$—
Due to related party	11,862
Total current liabilities	26,012	—
Total liabilities	$26,012	$—

Commitments and contingencies

Stockholders’ deficit
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of October 31, 2021 and 2020, respectively	10,000	—
Common stock, Par Value $0.001, 75,000,000 shares authorized, 10,335,294 issued and outstanding as of October 31, 2021 and 2020	10,335	10,335
Additional paid in capital	684,046	588,271
Accumulated deficit	(730,393)	(598,606)
Total stockholders’ deficit	(26,012)	—
Total liabilities and stockholders’ deficit	$—	$—

ARAX HOLDINGS CORP.

STATEMENT OF OPERATIONS

	Year ended October 31, 2021	Year ended October 31, 2020
Revenue	$—	$—

Operating expenses:
Administrative expenses	26,012	—
Administrative expenses -related party	105,775	—
Total operating expenses	131,787	—
Loss from operations	(131,787)	—
Other expense
Other (expense) net	—	—
Loss before provision for income taxes	(131,787)	—
Provision for income taxes	—	—
Net loss	$(131,787)	$—

Basic and diluted loss per common share	$(0.01)	$—

Weighted average number of shares outstanding	10,335,294	10,335,294

ARAX HOLDINGS CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED OCTOBER 31, 2021 AND 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Value	Shares	Value
Balance, October 31, 2019	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

Net loss		—		—	—	—	—

Balance, October 31, 2020	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

					Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Value	Shares	Value
Balance, October 31, 2020	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

Issuance of preferred stock and forgiveness of debt treated as a capital contribution	10,000,000	10,000	—	—	90,000	—	100,000
Forgiveness of debt treated as a capital contribution	—	—	—	—	5,775	—	5,775
Net loss	—	—	—	—	—	(131,787)	(131,787)

Balance, October 31, 2021	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(730,393)	$(26,012)

ARAX HOLDINGS CORP

STATEMENT OF CASH FLOWS

	Year ended October 31, 2021	Year ended October 31, 2020
Cash flows from operating activities:
Net loss	$(131,787)	$—
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	83,834	—
Expenses paid by related party	11,862
Changes in operating assets and liabilities:
Increase in accrued expenses	14,150	—
Net cash used by operating activities	(21,941)	—

Cash flows from investing activities:	—	—
s
Cash flows from financing activities:
Proceeds from related party notes	21,941	—
Net cash provided by financing activities	21,941	—

Net increase (decrease) in cash	—	—
Cash at the beginning of the period	—	—
Cash at the end of the period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	—	—
Cash paid during the period for income taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Related party debt settled with preferred stock	$16,166	$—
Forgiveness of related party debt credited to paid in capital	$5,775	$—

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

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

On June 24, 2021, as a result of a private transaction, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of Arax Holdings Corp., a Nevada corporation (the “Company”), were transferred from Custodian Ventures, LLC to Michael Pieter Loubser (the “Purchaser”). As a result, the Purchaser became an approximately 90.6% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

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

The Company has no employment contracts with any of its officers.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of October 31, 2021, the Company had a working capital deficit of $26,012 and an accumulated deficit of $730,393.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by a company related to Michael Pieter Loubser. The Company will be required to continue to rely on this entity until its operations become profitable.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 100,000,000 and 0 shares issuable upon the conversion of preferred stock that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the years ended October 31, 2021 and 2020, respectively.

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of October 31, 2021 and 2020 there were 10,335,294 shares of common stock issued and outstanding.

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

Due to the thinly traded nature of the Company’s stock and its status as a “shell”, the Company used the par value of the common stock which was determined to be $100,000 to value this issuance and recorded $16,166 for repayment of the loan and $83,834 as share-based compensation in the Company’s Statements of Operations.

On June 24, 2021, as a result of a private transaction, the 10,000,000 shares of Series A Preferred Stock were transferred from Custodian Ventures, LLC to Michael Pieter Loubser.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of October 31, 2021 and 2020.

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

NOTE 6 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $11,862 to the Company as of October 31, 2021. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to October 31, 2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of October 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to its limited staff and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Michael Pieter Loubser	64	Chairman of the Board of Directors
Ockert Cornelius Loubser	36	Chief Executive Officer
Christopher D. Strachan	57	Chief Financial Officer
Rastislav Vašička	36	Chief Information Officer

Michael Pieter Loubser joined the Company as Chairman of the Board of Directors on June 24, 2021. With over 30 years’ experience in the digital transaction and data facilitation industry, Mr. Loubser is a seasoned Blockchain implementation advisor and Industrial Consultant, who has been instrumental in the set-up of 76 factories and improving workflow processes in many organizations worldwide. Mr. Loubser is co-founder and chairman of Core Decentralized Technologies, founded in [insert details] and based in Bratislava, Slovakia. Core develops and sells blockchain-based software and technology, mesh network communication solutions, and enterprise blockchain-based software products. Mr Loubser also is COO of GTIFin s.r.o. which he co-founded in 2012 in Bratislava, Slovakia to invest mainly in the development of high-tech solutions providers and use-case projects built on blockchain-based architecture.

Ockert Cornelius Loubser joined the Company as Chief Executive Officer on June 24, 2021. Mr. Loubser is a seasoned serial entrepreneur and tech-savvy business developer and has over 18 years of commercial expertise as a pioneering businessman. Since 2003, he established multiple ventures, all still in operations to this day. He co-founded Core Decentralized Technologies and has been the Chief Executive Officer of since 2014. He is also Chief Executive Officer of Wall Money since 2014, Chief Executive Officer of CorePay since 2014, Chief Executive Officer of Ting since 2014, Chief Executive Officer of TokToKey since 2012, Chief Executive Officer of PingExchange since 2014, Chief Executive Officer of Core Group since 2014, and CEO of Wall it since 2003. Ockert Loubser is the Co-Founder of GTIFin s.r.o. and has been with them since 2012. He is also the Chief Manager at CCnews24, and has been since 2018.

Christopher Strachan joined the Company as Chief Financial Officer on August 31, 2021. Mr. Strachan is an accomplished professional with thirty years of experience in corporate operations, marketing, securities and finance, and twenty years of experience in executive management. For the past five years, Mr. Strachan has served as chief financial officer of Diego Pellicer Worldwide, Inc. and has been a director of Diego since October 2019. Diego is a real estate and a consumer retail development company that is focused on high quality recurring revenues resulting from leasing real estate to licensed cannabis operators, and the management of operations for these and other third party cannabis operators deriving income from management and royalty fees. Mr. Strachan has also served as the President of Helisports LLC, a business development consulting company. In addition, he served as the Chief Executive Officer of Rhodes Architectural Stone from 2011 to 2012, Director of Marketing and Sales of Glasair Aviation from 2012 to 2014 and Director of Flight Operations and R&D at RotorWay Helicopters from 2009 to 2011.

Rastislav Vašička joined the Company as Chief Information Officer on June 24, 2021. Mr. Vašička has been the Chief Information Officer of Decentralized Software Solutions Platform since 2019. Rastislav has been the Chief Information Officer of Core Group since 2017, the Chief Information Officer of ping exchange since 2018, the Founder of CRYPTO ■ HUB since 2018, the Managing Editor at CCnews24 since Jan 2018, CIO of Wall it since 2016, and Co-founder of Webhosting & Blockchain services since 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table— Fiscal Years Ended October 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation		Total ($)
Ockert Cornelius Loubser CEO (1)	2021	$-	-	-	-		$-
	2020	$-	-	-	-		$-
David Lazar - CEO (2)	2021	$-	-	-	83,834	(3)	$83,834
	2020	$-	-	-	-		$-

(1)	Ockert Cornelius has served as CEO since June 24, 2021.

(2)	David Lazar served as CEO from December 30, 2020 until June 24, 2021.

(3)	Represents the value of preferred shares issued to Mr. Lazar as payment of compensation of $83,834 and as repayment of loans aggregating $16,166. See Note 3 to the financial statements for additional information.

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of January 31, 2022 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
Michael Pieter Loubser	100,000,000	(3)	90.6%
Ockert Cornelius Loubser	—		—%
Christopher D. Strachan	—		—%
Rastislav Vašička	—		—%
All directors and officers as a group (4 people)	100,000,000		90.6%
5% Shareholders
Thru Pharma, LLC (4)	8,000,000		77.4%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 30 North Gould Street, Sheridan, WY 82801.

(2)	Based on 10,335,294 shares of common stock issued and outstanding as of January 31, 2022.

(3)	Includes 100,000,000 shares of our Common Stock issuable upon conversion of our Series A preferred stock.

(4)	2329 N. Career Avenue, Suite 317, Sioux Falls, South Dakota 57107

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended October 31, 2021 and 2020, we were billed or expect to be billed approximately $23,000 and $23,000, respectively, for professional services rendered for the audit and quarterly reviews of our financial statements by BF Borgers CPA , respectively.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended October 31, 2021 and 2020.

Tax Fees

For our fiscal years ended October 31, 2021 and 2020, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended October 31, 2021 and 2020, there were no other fees incurred.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARAX HOLDINGS CORP.

Dated: February 7, 2022	By:	/s/ Ockert Loubser
Ockert Loubser Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ockert Loubser	Chief Executive Officer (Principal Executive Officer)	February 7, 2022
Ockert Loubser

/s/ Christopher D. Strachan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2022
Christopher D. Strachan

/s/ Michael Loubser	Chairman	February 7, 2022
Michael Loubser