Form 10-Q
period 2022-01-31
Arax Holdings Corp
filed 2022-03-17
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 333-185928

ARAX HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0376721
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

30 N Gould Street
Sheridan, Wyoming 82801

(564) 234-7009

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of March 1, 2022, there were 10,335,924 common shares outstanding.

Arax Holdings Corp.

ARAX HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	January 31,	October 31,
	2022	2021
	(Unaudited)
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$16,020	$14,150
Due to related party	33,608	11,862
Total current liabilities	49,628	26,012
Total liabilities	49,628	26,012

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2022 and October 31, 2021	10,000	10,000
Common stock, Par Value $0.001, 75,000,000 shares authorized, 10,335,924 issued and outstanding as of January 31, 2022 and October 31, 2021	10,335	10,335
Additional paid-in capital	684,046	684,046
Accumulated deficit	(754,009)	(730,393)

Total stockholders' deficit	(49,628)	(26,012)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,
	2022	2021

Revenue	$—	$—

Operating expenses:
Administrative expenses	23,616	—
Administrative expenses - related party	—	12,721
Total operating expenses	23,616	12,721

Loss from operations	(23,616)	(12,721)

Loss before provision for income taxes	(23,616)	(12,721)

Provision for income taxes	—	—

Net loss	$(23,616)	$(12,721)

Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	10,335,924	10,335,924

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 31, 2021	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(730,393)	$(26,012)
Net loss	—	—	—	—	—	(23,616)	(23,616)

Balance, January 31, 2022 (unaudited)	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(754,009)	$(49,628)

Balance, October 31, 2020	—	$—	10,335,924	$10,335	$588,271	$(598,606)	$—
Net loss	—	—	—	—	—	(12,721)	(12,721)

Balance, January 31, 2021 (unaudited)	—	$—	10,335,924	$10,335	$588,271	$(611,327)	$(12,721)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,616)	$(12,721)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid directly by related party	16,346	—
Increase in operating liabilities:
Accounts payable and accrued expenses	7,270	—
Cash used in operating activities	—	(12,721)

Cash flows from investing activities:
Cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from related party notes	—	12,721
Cash provided by financing activities	—	12,721

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2022 AND 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012.

The Company currently has no operations from a continuing business other than the expenditures related to running the Company and currently has no revenue from continuing operations.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our executives have experience in business consulting, although no assurances can be given that they can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying balance sheet at October 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements as of January 31, 2022 and for the three months ended January 31, 2022 and 2021 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed financial statements. The condensed financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022 or any future periods.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of January 31, 2022, the Company had a working capital deficit of $49,628 and an accumulated deficit of $754,009.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by a company related to its Chairman, Michael Pieter Loubser. The Company will be required to continue to rely on this entity until its operations become profitable.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 100,000,000 and 0 shares issuable upon the conversion of preferred stock that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the three months ended January 31, 2022 and 2021, respectively.

NOTE 3 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of January 31, 2022 and October 31, 2021 there were 10,000,000 shares of preferred stock issued and outstanding.

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of January 31, 2022 and October 31, 2021 there were 10,335,294 shares of common stock issued and outstanding.

The Company did not issue any equity securities during either of the three month periods ended January 31, 2022 and 2021.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2022 and October 31, 2021.

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

Covid-19 and the U. S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

NOTE 5 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $33,608 and $11,862 to the Company as of January 31, 2022 and October 31, 2021, respectively. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to January 31, 2022, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

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

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have not generated any revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

If we are unable to meet our needs for cash from either our operations or possible alternative sources, then we may be unable to develop our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Going Concern

The independent registered public accounting firm auditors’ report on our October 31, 2021 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year. Our current lack of cash and limited resources raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Result of Operations

Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

We did not have revenue during the three months ending January 31, 2022 and 2021. We do not anticipate generating any revenues during the current fiscal year ended October 31, 2022. Our net losses for the three month periods ended January 31, 2022 and 2021 were $23,616 and $12,721 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. These expenses were $23,616 and $12,721 for the three months ended January 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

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

We currently are dependent on an entity controlled by the Company’s Chairman for funds used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of January 31, 2022 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”), pursuant to Rule 13a- 15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our evaluation under the framework described above, as of January 31, 2022, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)       The Company does not have sufficient segregation of duties within accounting functions due to its limited staff and limited resources;

2)       The Company does not have an independent board of directors or an audit committee;

3)       The Company does not have written documentation of our internal control policies and procedures; and

4)       All of the Company’s financial reporting is conducted by a financial consultant.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

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

Arax Holdings Corp
(Registrant)

Date: March 17, 2022	By:	/s/ Ockert Loubser
Ockert Loubser, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)