Form 10-Q
period 2022-07-31
Arax Holdings Corp
filed 2022-09-15
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of August 30, 2022, there were 10,335,294 common shares outstanding.

Arax Holdings Corp.

PART 1 – FINANCIAL INFORMATION

Item 1. – Financial Statements

ARAX HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2022	2021
	(Unaudited)
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued expenses	$23,622	$14,150
Due to related party	50,175	11,862
Total current liabilities	73,797	26,012
Total liabilities	73,797	26,012

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2022 and October 31, 2021	10,000	10,000
Common stock, Par Value $0.001, 75,000,000 shares authorized, 10,335,294 issued and outstanding as of July 31, 2022 and October 31, 2021	10,335	10,335
Additional paid-in capital	684,046	684,046
Accumulated deficit	(778,178)	(730,393)

Total stockholders’ deficit	(73,797)	(26,012)

Total liabilities and stockholders’ deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Operating expenses:
Administrative expenses	11,122	14,720	47,785	14,720
Administrative expenses - related party	—	—	—	105,775
Total operating expenses	11,122	14,720	47,785	120,495

Loss from operations	(11,122)	(14,720)	(47,785)	(120,495)

Other income (expense):	—	—	—	—

Loss before provision for income taxes	(11,122)	(14,720)	(47,785)	(120,495)

Provision for income taxes	—	—	—	—

Net loss	$(11,122)	$(14,720)	$(47,785)	$(120,495)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	10,335,294	10,335,294	10,335,294	10,335,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021

(unaudited)

	Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, October 31, 2021	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(730,393)	$(26,012)

Net loss	—	—	—	—	—	(23,616)	(23,616)

Balance, January 31, 2022 (unaudited)	10,000,000	10,000	10,335,294	10,335	684,046	(754,009)	(49,628)

Net loss	—	—	—	—	—	(13,047)	(13,047)

Balance, April 30, 2022 (unaudited)	10,000,000	10,000	10,335,294	10,335	684,046	(767,056)	(62,675)

Net loss	—	—	—	—	—	(11,122)	(11,122)

Balance, July 31, 2022 (unaudited)	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(778,178)	$(73,797)

Balance, October 31, 2020	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

Net loss	—	—	—	—	—	(12,721)	(12,721)

Balance, January 31, 2021 (unaudited)	—	—	10,335,294	10,335	588,271	(611,327)	(12,721)

Issuance of preferred stock for compensation and forgiveness of debt	10,000,000	10,000	—	—	90,000	—	100,000

Net loss	—	—	—	—	—	(93,054)	(93,054)

Balance, April 30, 2021 (unaudited)	10,000,000	10,000	10,335,294	10,335	678,271	(704,381)	(5,775)

Forgiveness of debt treated as a capital contribution	—	—	—	—	5,775	—	5,775

Net loss	—	—	—	—	—	(14,720)	(14,720)

Balance, July 31, 2021 (unaudited)	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(719,101)	$(14,720)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,785)	$(120,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid directly by related party	38,313	—
Stock based compensation	—	83,834
Increase in operating liabilities:
Accounts payable and accrued expenses	9,472	14,720
Cash used in operating activities	—	(21,941)

Cash flows from financing activities:
Proceeds from related party notes	—	21,941
Cash provided by financing activities	—	21,941

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosures of cash flow information:
Related party debt settled with preferred stock	$—	$16,166
Forgiveness of related party debt credited to paid in capital	$—	$5,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

The accompanying balance sheet at October 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements as of July 31, 2022 and for the three, and nine months ended July 31, 2022 and 2021 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed financial statements. The condensed financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and nine months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022 or any future periods.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of July 31, 2022, the Company had a working capital deficit of $73,797 and an accumulated deficit of $778,178.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 100,000,000 and 100,000,000 shares issuable upon the conversion of preferred stock that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the three and nine months ended July 31, 2022 and 2021, respectively.

NOTE 3 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of July 31, 2022 and October 31, 2021 there were 10,000,000 shares of preferred stock issued and outstanding.

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of July 31, 2022 and October 31, 2021 there were 10,335,294 shares of common stock issued and outstanding.

The Company did not issue common stock during either of the nine month periods ended July 31, 2022 and 2021.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of July 31, 2022 and October 31, 2021.

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

NOTE 5 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $50,175 and $11,862 to the Company as of July 31, 2022 and October 31, 2021, respectively. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2022, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Result of Operations

Three Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2021

We did not have revenue during the three months ending July 31, 2022 and 2021. We do not anticipate generating any revenues during the current fiscal year ended October 31, 2022. Our net losses for the three month periods ended July 31, 2022 and 2021 were $11,122 and $14,720 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. These expenses were $11,122 and $14,720 for the three month periods ended July 31, 2022 and 2021, respectively.

Nine Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2022

We did not have revenue during the nine months ending July 31, 2022 and 2021. We do not anticipate generating any revenues during the current fiscal year ended October 31, 2022. Our net losses for the nine month periods ended July 31, 2022 and 2021 were $47,785 and $120,495 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. We also had stock-based compensation expense in the 2021 period. These expenses were $47,785 and $120,495 (including stock-based compensation of $83,834) for the nine month periods ended July 31, 2022 and 2021, respectively.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of July 31, 2022 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of July 31, 2022, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arax Holdings Corp
(Registrant)

Date: September 14, 2022	By:	/s/ Ockert Loubser
Ockert Loubser, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)