Form 10-K
period 2022-10-31
Arax Holdings Corp
filed 2023-02-09
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-185928

ARAX HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

99-0376721

(IRS Employer Identification No.)

30 North Gould Street

Sheridan, WY 82801

850-254-1161

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of January 17, 2023, was approximately $1,050,882 based on a closing price of $0.45 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 7, 2023 the Registrant had 10,335,294 shares of common stock issued and outstanding.

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

On August 31st, 2021, the Company appointed Christopher D. Strachan as its Chief Financial Officer. The Company began a transition into a software and technology holding company, negotiating agreements with various technology companies in Europe to acquire some of their related assets. The Company is actively working to remove the shell status and has commenced operations.

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

Employees

As of the date of this Report, we do not have employees. However our Chief Executive Officer, Chief Financial Officer and Chief Information Officer provide part-time consulting services to us with deferred compensation fees.

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

Holders

As of February 7, 2023 there were 35 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of October 31, 2022. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. The Company has signed a Binding Letter of Intent and Deal Terms with a technology company to acquire some of their IP and technology assets together with limited liabilities. The Company continues to explore other acquisitions to further strengthen their ability to provide shareholder value and has begun operations. On December 13, 2022 the Company entered into an agreement to purchase the assets, software IP, and some liabilities of Core Business Holdings which is anticipated to be completed in the second fiscal quarter of 2023. This acquisition brings revenue and assets into the company to develop shareholder value. .For more information about the risk of Covid-19 on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S. and Europe, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We have not engaged in any business activities that provided revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business. The Company has entered into an acquisition agreement acquiring the technology, IP and assets of Core Business Holdings which will bring significant assets and potential revenues for the company.

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

As of the date of this Report, our management has had discussions with representatives of many other entity regarding a potential business combination. These negotiations have led the Company to enter into a Binding Letter of Intent and Deal Terms for the acquisition of certain IP and technologies together with some liabilities for the purpose of expanding operations and bringing further value to its shareholders Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Arax Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arax Holdings Corp. as of October 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

February 9, 2023

ARAX HOLDINGS CORP.

BALANCE SHEET

	October 31, 2022	October 31, 2021
ASSETS
Total assets	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$116,869	$14,150
Due to related party	57,756	11,862
Total current liabilities	174,625	26,012
Total liabilities	$174,625	$26,012

Commitments and contingencies

Stockholders’ deficit
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of October 31, 2022 and 2021, respectively	10,000	10,000
Common stock, Par Value $0.001, 75,000,000 shares authorized, 10,335,294 issued and outstanding as of October 31, 2022 and 2021	10,335	10,335
Additional paid in capital	684,046	684,046
Accumulated deficit	(879,006)	(730,393)
Total stockholders’ deficit	(174,625)	(26,012)
Total liabilities and stockholders’ deficit	$—	$—

ARAX HOLDINGS CORP.

STATEMENT OF OPERATIONS

	Year ended October 31, 2022	Year ended October 31, 2021
Revenue	$—	$—

Operating expenses:
Administrative expenses	73,613	26,012
Administrative expenses -related party	75,000	105,775
Total operating expenses	148,613	131,787
Loss from operations	(148,613)	(131,787)
Other expense
Other (expense) net	—	—
Loss before provision for income taxes	(148,613)	(131,787)
Provision for income taxes	—	—
Net loss	$(148,613)	$(131,787)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	10,335,294	10,335,294

ARAX HOLDINGS CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED OCTOBER 31, 2022 AND 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Value	Shares	Value
Balance, October 31, 2019	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

Net loss		—		—	—	—	—

Balance, October 31, 2020	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

					Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Value	Shares	Value
Balance, October 31, 2020	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

Issuance of preferred stock and forgiveness of debt treated as a capital contribution	10,000,000	10,000	—	—	90,000	—	100,000
Forgiveness of debt treated as a capital contribution	—	—	—	—	5,775	—	5,775
Net loss	—	—	—	—	—	(131,787)	(131,787)

Balance, October 31, 2021	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(730,393)	$(26,012)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Value	Shares	Value
Balance, October 31, 2021	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(730,393)	$(26,012)

Net loss	—	—	—	—	—	(148,613)	(148,613)

Balance, October 31, 2022	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(879,006)	$(174,625)

ARAX HOLDINGS CORP

STATEMENT OF CASH FLOWS

	Year ended October 31, 2022	Year ended October 31, 2021
Cash flows from operating activities:
Net loss	$(148,613)	$(131,787)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	—	83,834
Expenses paid by related party	45,894	11,862
Changes in operating assets and liabilities:
Increase in accrued expenses	102,719	14,150
Net cash used by operating activities	—	(21,941)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party notes	—	21,941
Net cash provided by financing activities	—	21,941

Net increase (decrease) in cash	—	—
Cash at the beginning of the period	—	—
Cash at the end of the period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	—	—
Cash paid during the period for income taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Related party debt settled with preferred stock	—	16,166
Forgiveness of related party debt credited to paid in capital	—	5,775

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

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

On August 31st, 2021, the Company appointed Christopher D. Strachan as its Chief Financial Officer. The Company began a transition into a software and technology holding company, negotiating agreements with various technology companies in Europe to acquire some of their related assets. The Company has removed the shell status and has commenced operations. As of the date of this Report, our management has had discussions with representatives of many other entity regarding a potential business combination. These negotiations have led the Company to enter into a Binding Letter of Intent and Deal Terms for the acquisition of certain IP and technologies together with some liabilities for the purpose of expanding operations and bringing further value to shareholders

The Company has no employment contracts with any of its officers.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of October 31, 2022 and 2021 there were 10,335,294 shares of common stock issued and outstanding.

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

No transactions were recorded for the fiscal year ended October 31, 2022

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of October 31, 2022 and 2021.

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

NOTE 6 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $57,756 to the Company as of October 31, 2022. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to October 31, 2022, to the date these consolidated financial statements were issued.

On December 13, 2022 the Company entered into an agreement to purchase the assets, technology, IP, and some liabilities of Core Business Holdings which is anticipated to be completed in the second fiscal quarter of 2023.

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

Name	Age	Positions
Michael Pieter Loubser	65	Chairman of the Board of Directors
Ockert Cornelius Loubser	37	Chief Executive Officer
Christopher D. Strachan	58	Chief Financial Officer
Rastislav Vašička	37	Chief Technology Officer

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

Audit Committee

We do not have any committees of the Board as we only have four directors.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table— Fiscal Years Ended October 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation		Total ($)
Ockert Cornelius Loubser CEO (1)	2022	$—	—	—	—		$—
	2021	$—	—	—	—		$—
Christopher Strachan - CFO (2)	2022	$—	—	—	75,000	(3)	$75,000
	2021	$—	—	—	—		$—

(1)	Ockert Cornelius has served as CEO since June 24, 2021.

(2)	Christopher Strachan has served as CFO since August 31, 2021.

(3)	Represents the deferred compensation of $75,000.

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of January 20, 2023 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
Michael Pieter Loubser	100,000,000	(3)	90.6%
Ockert Cornelius Loubser	—		—%
Christopher D. Strachan	—		—%
Rastislav Vašička	—		—%
All directors and officers as a group (4 people)	100,000,000		90.6%
5% Shareholders
Thru Pharma, LLC (4)	8,000,000		77.4%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 30 North Gould Street, Sheridan, WY 82801.

(2)	Based on 10,335,294 shares of common stock issued and outstanding as of January 17, 2023.

(3)	Includes 100,000,000 shares of our Common Stock issuable upon conversion of our Series A preferred stock.

(4)	2329 N. Career Avenue, Suite 317, Sioux Falls, South Dakota 57107

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended October 31, 2022 and 2021, we were billed or expect to be billed approximately $32,700 and $23,000, respectively, for professional services rendered for the audit and quarterly reviews of our financial statements by BF Borgers CPA , respectively.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended October 31, 2022 and 2021.

Tax Fees

For our fiscal years ended October 31, 2022 and 2021, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended October 31, 2022 and 2021, there were no other fees incurred.

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

ARAX HOLDINGS CORP.

Dated: February 9, 2023	By:	/s/ Ockert Loubser
Ockert Loubser Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ockert Loubser	Chief Executive Officer (Principal Executive Officer)	February 9, 2023
Ockert Loubser

/s/ Christopher D. Strachan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2023
Christopher D. Strachan

/s/ Michael Loubser	Chairman	February 9, 2023
Michael Loubser