Form 10-Q
period 2023-01-31
Arax Holdings Corp
filed 2023-03-17
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

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

(850) 254-1161

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of February 15, 2023, there were 12,553,807 common shares outstanding.

Arax Holdings Corp.

ARAX HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	January 31,	October 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets	$27,887	$
Accounts receivable	$226,886
Total assets	$254,773	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued expenses	$36,672	$116,869
Derivative liabilities	1,058,440
Due to related party	57,756
Gain or loss	(10,561)	57,756
Total current liabilities	1,142,307	174,625
Long-term liabilities:
Convertible Notes	254,030
Total long term liabilities	254,030
Total liabilities	$1,396,337	$174,625

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2022 and October 31, 2021	10,000	10,000
Common stock, Par Value $0.001, 75,000,000 shares authorized, 10,335,924 issued and outstanding as of January 31, 2022 and October 31, 2021	10,335	10,335
Additional paid-in capital	758,562	684,046
Accumulated deficit	(1,920,461)	(879,006)

Total stockholders’ deficit	(1,141,564)	(174,625)

Total liabilities and stockholders’ deficit	$254,773	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,
	2023	2022

Revenue	$226,886	$—

Operating expenses:
Administrative expenses	212,340	23,616
	—	—
Total operating expenses	212,340	23,616

Gain or loss from operations	14,546	(23,616)

Other gain or loss	1,047,879	—
Gain or loss before provision for income taxes	(1,033,333)	(23,616)
Provision for income taxes	—	—

Net gain or loss	$(1,033,333)	$(23,616)

Net income (loss) per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	10,335,924	10,335,924

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 31, 2022	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(730,393)	$(174,625)
Net loss	—	—	—	—	—	(148,613)	(148,613)

Balance, January 31, 2023 (unaudited)	10,000,000	$10,000	10,335,924	$10,335	$758,562	$(1,920,461)	$(1,141,564)

Balance, October 31, 2021	—	$—	10,335,924	$10,335	$684,046	$(730,393)	$(26,012)
Net loss	—	—	—	—	—	(23,616)	(23,616)

Balance, January 31, 2022 (unaudited)	—	$—	10,335,924	$10,335	$684,046	$(754,009)	$(49,628)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,033,333)	$(23,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable and prepaid expenses	(226,886)
Expenses paid directly by related party		16,346
Increase in operating liabilities:
Accounts payable and accrued expenses	(80,197)	7,270
Derivative liabilities increase	1,058,440
Change in derivative interest	(10,561)
Cash used in operating activities	(292,537)	0

Cash flows from investing activities:
Cash used in investing activities	—	—

Cash flows from financing activities:
Conversion of related party payable	66,394
Proceeds from convertible notes	254,030	—
Cash provided by financing activities	320,424	—

Net increase (decrease) in cash	27,887	—
Cash, beginning of period	—	—

Cash, end of period	$27,887	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012.

The Company has expanded operations in the blockchain logistics and software design industries. The Company has entered into consulting and design agreements from continuing business and is in the process of completing an acquisition of certain software technologies. The Company currently has revenue from continuing operations and expects to increase these revenues.

Management intends to explore and identify business opportunities within the U.S. and other countries, including a acquisition of an operating entities through a share swap, asset purchase or similar transaction. Our executives have experience in business consulting, although no assurances can be given that they can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying balance sheet at October 31, 2022, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements as of January 31, 2023 and for the three months ended January 31, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed financial statements. The condensed financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the year ending October 31, 2023 or any future periods.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of January 31, 2023, the Company had a working capital deficit of $1,141,564 and an accumulated deficit of $920,461.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing including convertible debt financing. The Company will be required to continue to rely on various debt financing until its operations become profitable.

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

NOTE 3 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of January 31, 2023 and October 31, 2022 there were 10,000,000 shares of preferred stock issued and outstanding.

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of January 31, 2023 and October 31, 2022 there were 10,335,294 shares of common stock issued and outstanding.

The Company did not issue any equity securities during either of the three month periods ended January 31, 2023 and 2022.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2023 and October 31, 2022.

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

NOTE 5 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $33,608 and $33,608 to the Company as of January 31, 2023 and October 31, 2022, respectively. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to January 31, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Plan of Operation

The Company has expanded operations in the blockchain logistics and software design industries. The Company has entered into consulting and design agreements from continuing business and is in the process of completing an acquisition of certain software technologies. The Company currently has revenue from continuing operations and expects to increase these revenues as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S. and other countries, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

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

As of the date of this Report, our management has continued to complete the acquisition of certain technologies and software businesses including the Core Business Holdings Group. This business and technology and any other target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have generated minimal revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

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

Going Concern

The independent registered public accounting firm auditors’ report on our October 31, 2022 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year. Our current lack of cash and limited resources raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Result of Operations

Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022

We reported $226,886 and $0 revenue during the three months ending January 31, 2023 and 2022. We anticipate generating a slow growth in revenues during the current fiscal year ended October 31, 2023. Our net losses for the three month periods ended January 31, 2023 and 2022 were $23,616 and $12,721 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. These expenses were $1,033,333 and $23,616 for the three months ended January 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to complete the acquisition of Core Business Holdings Group, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with an acquisition, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

In fiscal year ended October 31, 2022 the Company was dependent on an entity controlled by the Company’s Chairman for funds used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of January 31, 2023 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of January 31, 2023, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

In the three months ended January 31, 2023 the company issued $221,780 in two year convertible notes with a 10% interest and a variable conversion factor. These notes have the option to convert into restricted shares of common stock of the Company.

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

Arax Holdings Corp
(Registrant)

Date: March 17, 2023	By:	/s/ Ockert Loubser
Ockert Loubser, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)