Form 10-Q
period 2023-04-30
Arax Holdings Corp
filed 2023-06-20
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of June 10, 2023, there were 114,285,969 common shares outstanding.

Arax Holdings Corp.

PART 1 – FINANCIAL INFORMATION

Item 1. – Financial Statements

ARAX HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	April 30,	October 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets	$542,921	$—
Accounts receivable	$453,772
Long term investments	$18,550,285

Total assets	$19,546,978	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts Payable	$1,625
Accrued expenses	$43,391	$116,869
Derivative liabilities	340,713
Due to related party	57,756
Gain or loss	-5,969	57,756
Total current liabilities	437,515	174,625
Long-term liabilities:
Convertible Notes	518,500
Total long term liabilities	518,500
Total liabilities	$956,015	$174,625

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2023 and October 31, 2022	10,000	10,000
Common stock, Par Value $0.001, 950,000,000 shares authorized, 109,459,182 issued and outstanding as of April 30, 2023 and 10,335,924 as of October 31, 2022	109,459	10,335
Additional paid-in capital	20,674,801	684,046
Accumulated deficit	(2,203,297)	(879,006)

Total stockholders’ deficit	18,590,963	(174,625)

Total liabilities and stockholders’ deficit	$19,546,978	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

Revenue	$226,886	$—	$453,772	$—

Operating expenses:
Administrative expenses	1,208,323	13,047	1,420,663	36,663
Administrative expenses - related party	—	—	—	—
Total operating expenses	1,208,323	13,047	1,420,663	36,663

Loss from operations	(981,437)	(13,047)	(966,891)	(36,663)

Other income (expense):	713,136	—	(335,493)	—

Loss before provision for income taxes	(268,301)	(13,047)	(1,302,384)	(36,663)

Provision for income taxes	—	—	—	—

Net loss	$(268,301)	$(13,047)	$(1,302,384)	$(36,663)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	109,459,182	10,335,924	109,459,182	10,335,924

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(unaudited)

	Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, October 31, 2022	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(879,006)	$(174,625)

Net loss	—	—	—	—	—	(148,613)	(148,613)

Balance, January 31, 2023 (unaudited)	10,000,000	10,000	10,335,924	10,335	758,562	(1,920,461)	(1,141,564)

Net loss	—	—	—	—	—	(13,047)	(13,047)

Balance, April 30, 2023 (unaudited)	10,000,000	10,000	109,459,182	109,459	20,674,801	(2,203,297)	18,590,963

Balance, October 31, 2021	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(730,393)	$(26,012)

Net loss	—	—	—	—	—	(23,616)	(23,616)

Balance, January 31, 2022 (unaudited)	10,000,000	10,000	10,335,924	10,335	588,271	(754,009)	(49,628)

Issuance of preferred stock for compensation and forgiveness of debt	—	—	—	—		—
Net loss	—	—	—	—	—	(13,047)	(13,047)

Balance, April 30, 2022 (unaudited)	10,000,000	$10,000	10,335,924	$10,335	$678,271	$(767,056)	$(62,675)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,302,385)	$(36,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable and prepaid expenses	(453,772)
Expenses paid directly by related party		32,913
Increase in operating liabilities:
Accounts payable and accrued expenses	(52,701)	3,750
Derivative liabilities	340,713
Change in derivative interest	(5,969)
Cash used in operating activities	(1,474,114)	0

Cash flows from investing activities:
Long term investments	(18,550,285)
Cash used in investing activities	(18,550,285)	—

Cash flows from financing activities:
Proceeds from convertible notes	518,500
Additional paid in capital	20,081,273	—
Cash provided by financing activities	20,599,773	—

Net increase (decrease) in cash	575,374	—
Cash, beginning of period	(32,453)	—

Cash, end of period	$542,921	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012.

The Company currently has operations from a growing business in the software development and integration marketplace.

Management intends to explore and identify business opportunities within the North America, Europe, Asia and Africa including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our executives have experience in business consulting, although no assurances can be given that they can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying balance sheet at October 31, 2022, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements as of April 30, 2023 and for the three and six months ended April 30, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed financial statements. The condensed financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ending October 31, 2023 or any future periods.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of April 30, 2023, the Company had a working capital deficit of $18,590,963 and an accumulated deficit of $2,203,297.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 100,000,000 shares issuable upon the conversion of preferred stock that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the three and six months ended April 30, 2023 and 2022, respectively.

NOTE 3 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of April 30, 2023 and October 31, 2022 there were 10,000,000 shares of preferred stock issued and outstanding.

The Company has authorized 950,000,000 shares of $0.001 par value, common stock. As of April 30, 2023 and October 31, 2022 there were 109,459,182 and 10,335,294 shares of common stock issued and outstanding.

The Company did not issue common stock during either of the six month periods ended April 30, 2023 and 2022.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of April 30, 2023 and October 31, 2022.

NOTE 5 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $50,175 and $11,862 to the Company as of April 30, 2023 and October 31, 2022, respectively. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to April 30, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Arax Holdings Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations.

Plan of Operation

The Company has operations from a continuing business providing software and logistics services to a company in South Africa. The Company intends to develop this relationship while expanding in other areas of the world. The Company has acquired financial licenses in Switzerland under the entity Cilandro and is currently working to provide Central Business Digital Currencies for various entities worldwide. The Company will continue to develop software solutions that work exclusively on the Core Blockchain to maximise its potential for revenue generation in this new technology released in May of 2022. The Company has entered into consulting and design agreements from continuing business and is in the process of evaluating additional acquisitions of software technologies.

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

As of the date of this Report, our management has continued to complete the acquisition of certain technologies and software businesses including the Core Business Holdings Group and Cilandro. These businesses, technology and any other target business that are selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Result of Operations

Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

We had revenue during the three months ending April 30, 2023 and no revenue for the three months ending April 30, 2022. We anticipate generating additional revenues during the current fiscal year ended October 31, 2023. Our net losses for the three month periods ended April 30, 2023 and 2022 were $268,302 and $13,047 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. Consulting, marketing and business development fees. These expenses were $1,208,323 and $13,047 for the three month periods ended April 30, 2023 and 2022, respectively.

Six Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

We had revenue during the six months ending April 30, 2023 and no revenue for the six months ending April 30, 2022. We anticipate generating revenues during the current fiscal year ended October 31, 2023. Our net losses for the six month periods ended April 30, 2023 and 2022 were $1,302,385 and $36,663 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. Consulting, marketing and business development fees. These expenses were $1,420,663 and $36,663 for the six month periods ended April 30, 2023 and 2022, respectively.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of April 30, 2023 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of April 30, 2023, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

Arax Holdings Corp
(Registrant)

Date: June 20, 2023	By:	/s/ Michael Loubser
Michael Loubser, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)