Form 10-Q
period 2023-07-31
Arax Holdings Corp
filed 2023-09-22
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 333-185928

ARAX HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0376721
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

820 E Park Ave, Bldg. D200
Tallahassee FL. 32301

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of August 25, 2023, there were 117,625,624 common shares outstanding.

Arax Holdings Corp.

PART 1 – FINANCIAL INFORMATION

Item 1. – Financial Statements

ARAX HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets	130,518
Accounts receivable	680,658
Long term investments	18,818,285

Total assets	$19,629,461	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued expenses	$171,080	$116,869
Derivative Liabilities	—	—
Due to related party	57,756	57,756
Gain or loss	—	—
Total current liabilities	228,835	174,625
Long term Liabilities
Convertible Notes	—	—
Related party notes	—	—
Total long term liabilities	—	—
Total liabilities	228,835	174,625

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of August 25, 2023 and October 31, 2022	10,000	10,000
Common stock, Par Value $0.001, 950,000,000 shares authorized, 117,570,915 issued and outstanding as of July 31, 2023 and 10,335,294 issued and outstanding as of July 31, 2022	117,570	10,335
Additional paid-in capital	23,477,806	684,046
Accumulated deficit	(4,204,751)	(879,006)

Total stockholders’ equity (deficit)	19,400,626	(174,625)

Total liabilities and stockholders’ equity (deficit)	$19,629,461	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,			Nine Months Ended July 31,
	2023		2022	2023	2022

Revenue	$228,518		$—	$682,290	$—

Operating expenses:
Administrative expenses	379,295		11,122	831,237	47,785
Development expenses	2,185,420		—	3,154,142	—
Total operating expenses	2,564,715		11,122	3,985,379	47,785

Income (loss) from operations	(2,336,197)		(11,122)	(3,303,089)	(47,785)

Other income (expense):	334,743		—	(750)	—

Income (loss) before provision for income taxes	(2,001,454)		(11,122)	(3,303,839)	(47,785)

Provision for income taxes	—		—	—	—

Net income (loss)	$(2,001,454)		$(11,122)	$(3,303,839)	$(47,785)

Net income (loss) per common share, basic and diluted	$(0.04 (0.01	) )	$(0.00) (0.00)	$(0.06) (0.02)	$(0.00) (0.00)

Weighted average shares outstanding, basic and diluted	51,295,583 151,295,583		10,335,294 110,335,294	51,295,583 151,295,583	10,335,294 110,335,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE, SIX AND NINE MONTHS ENDED JUY 31, 2023 AND 2022

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2022	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(879,006)	$(174,625)

Net loss					74,516	(1,041,455)	(966,939)

Balance, January 31, 2023	10,000,000	$10,000	10,335,924	$10,335	$758,562	$(1,920,461)	$(1,141,564)

Net loss			99,123,258	99,124	19,916,239	(282,836)	19,732,527

Balance, April 30, 2023	10,000,000	$10,000	109,459,182	$109,459	$20,674,801	$(2,203,297)	$18,590,963

Net loss			8,111,733	8,112	2,803,005	2,001,454	810 ,048

Balance, July 31, 2023	10,000,000	$10,000	117,570,915	$117,571	$23,477,806	$(4,204,751)	$19,400,626

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,303,839)	$(47,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid directly by related party	—	36,663
Accounts receivable	(680,658)	—
Increase in operating liabilities:		—
Accounts payable and accrued expenses	73,363	11,122
Cash used in operating activities	(3,911,134)	—

Cash flows from investing activities:
Long-term investments	(18,818,285)	—
Cash provided by investing activities	(18,818,285)	—

Cash flows from financing activities:
Proceeds from related party notes	—	—
Additional paid in capital	22,785,154
Common Stock	107,236
Cash provided by financing activities	22,892,390	—

Net increase (decrease) in cash	162 ,971	—
Cash, beginning of period	(32,453)	—

Cash, end of period	$130 ,518	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

The accompanying balance sheet at October 31, 2022, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements as of July 31, 2023 and for the three, six and nine months ended July 31, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed financial statements. The condensed financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three six and nine months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the year ending October 31, 2023 or any future periods.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of July 31, 2023, the Company had a working capital equity of $19,400,626 and an accumulated deficit of $4,204,751.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 100,000,000 and 100,000,000 shares issuable upon the conversion of preferred stock that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the three six and nine months ended July 31, 2023 and 2022, respectively.

NOTE 3 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of July 31, 2023 and October 31, 2022 there were 10,000,000 shares of preferred stock issued and outstanding.

The Company has authorized 950,000,000 shares of $0.001 par value, common stock. As of July 31, 2023 there were 117,570,915 shares of common stock, and October 31, 2022 there were 10,335,294 shares of common stock issued and outstanding.

The Company issued 107,235,621 common stock during the nine month period ended July 31, 2023 and no common stock during the nine month period ended July 31, 20222. This common stock represented the acquisition of the Core Business Holdings of which 90,215,096 shares of common stock was issued and 4,870,134 to be issued. The remainder of the common stock issued represented the conversion of the convertible notes the Company had issued in the nine months ending July 31, 2023

Preferred Stock

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of July 31, 2023 and October 31, 2022.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic has had a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries now lifted policies that were intended to stop or slow the further spread of the disease.

There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

NOTE 5 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $57,757 to the Company as of July 31, 2023 and October 31, 2022. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2023, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operation

The Company has operations from a continuing business providing software and logistics services to a company in South Africa. The Company intends to develop this relationship while expanding in other areas of the world. The Company has acquired financial licenses in Switzerland under the entity Cilandro and is currently working to provide Central Business Digital Currencies for various entities worldwide. The Company will continue to develop software solutions that work exclusively on the Core Blockchain to maximize its potential for revenue generation in this new technology released in May of 2022. The Company has entered into consulting and design agreements from continuing business and is in the process of evaluating additional acquisitions of software technologies.

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

As of the date of this Report, our management has completed the acquisition of certain technologies and software businesses including the Core Business Holdings Group and Cilandro. These businesses, technology and any other target business that are selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Result of Operations

Three Months Ended July 31, 2023 Compared to the Three Months Ended July 31, 2022

We had $226,886.00 of revenue during the three months ending July 31, 2023 and no revenue for the three months ending July 31, 2022. We anticipate generating additional revenues during the current fiscal year ended October 31, 2023. Our net income for the three month period ended July 31, 2023 was $401,460.66 and a net loss of $11,122 for July 31, 2023.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. Consulting, software R & D, marketing and business development fees. These expenses were $2,564,715 and $11,122 for the three month periods ended July 31, 2023 and 2022, respectively.

Nine Months Ended July 31, 2023 Compared to the Nine Months Ended July 31, 2022

We had $682,289.79 of revenue during the nine months ending July 31, 2023 and no revenue during the nine months ending July 31,2022. We anticipate generating additional revenues during the current fiscal year ended October 31, 2023. Our net losses for the nine month period ended July 31, 2023 and 2022 were $3,303,089 and $47,785 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. Consulting, marketing and business development fees. These expenses were $3,985,379 and $47,785 for the nine month periods ended July 31, 2023 and 2022, respectively

Liquidity and Capital Resources

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. It is likely we will need additional capital as a condition of continuing development of the software platforms. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of July 31, 2023 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of July 31, 2023, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

Arax Holdings Corp
(Registrant)

Date: September 22, 2023	By:	/s/ Michael Loubser
Michael Loubser, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)