Form 10-K
period 2023-10-31
Arax Holdings Corp
filed 2024-04-26
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐    No ☒

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 19, 2024, was approximately $28,490,187 based on a closing price of $1.00 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of April 26, 2024 the Registrant had 127,588,506 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Arax Holdings Corp. unless otherwise indicated.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavour, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

We have been dormant from May 2005 through October 31, 2020. As of the date of this Report, we have and intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any future acquisitions using our securities as consideration. The Company has operations from a continuing business providing software and logistics services to a company in South Africa. The Company intends to develop this relationship while expanding in other areas of the world. The Company has acquired financial licenses in Switzerland under the entity Cilandro and is currently working to provide Central Business Digital Currencies for various entities worldwide. The Company will continue to develop software solutions that work exclusively on the Core Blockchain to maximize its potential for revenue generation in this new technology released in May of 2022. The Company has entered into consulting and design agreements from continuing business and is in the process of evaluating additional acquisitions of software technologies.

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

Depending on the direction management decides to take and a business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state-level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 820 E Park Ave, Bldg. D200, Tallahassee FL 32301.

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

Holders

As of April 12, 2024 there were 90 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has operations from a continuing business providing software and logistics services to a company in South Africa. The Company intends to develop this relationship while expanding in other areas of the world. The Company has acquired financial licenses in Switzerland under the entity Cilandro and is currently working to provide Central Business Digital Currencies for various entities worldwide. The Company will continue to develop software solutions that work exclusively on the Core Blockchain to maximize its potential for revenue generation in this new technology released in May of 2022. The Company has entered into consulting and design agreements for continuing business and is in the process of evaluating additional acquisitions of software technologies. On December 13, 2022, the Company entered into an agreement to purchase the assets, software IP, and some liabilities of Core Business Holdings which was completed in the second fiscal quarter of 2023. This acquisition brings revenue and assets into the company to develop shareholder value.

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

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop, and implement a viable plan for our business may be hindered by risks and uncertainties that are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and needs additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity that desires access to the U.S. capital markets.

As of the date of this Report, our management has completed the acquisition of certain technologies and software businesses including the Core Business Holdings Group and Cilandro. These businesses, technology, and any other target business that are selected may be financially unstable or in the early stages of development. In such an event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are several firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Limited Operating History: Need for Additional Capital

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Related Party Transaction

Description of the Transaction: ARAX Holdings Corp acquired Core Business Holdings for $18,000,000 through a share swap agreement in December 2022. This transaction aimed at enhancing ARAX's Blockchain as a Platform (BaaP) by integrating CBH's key intellectual property assets.

Nature of Relationship: Core Business Holdings was a related party, sharing significant common control elements with ARAX, as indicated by the shared management and strategic alignment in blockchain technology initiatives.

Valuation Methodology: The fair value of CBH was determined using the cost approach, which was justified by the absence of a market base for CBH's blockchain technology-based intellectual property. This approach aligns with ASC 820, which supports the cost approach under specific conditions where market data is unavailable.

Rationale for the Acquisition Method: The acquisition was not classified as a business combination under ASC 805 since CBH did not meet the criteria of having substantive processes and outputs. Therefore, it was treated as an asset acquisition, focusing solely on the intellectual property that CBH held.

Financial Impact and Reporting: In ARAX's financial statements, the investment in CBH is presented under the equity method, reflecting the significant control and influence ARAX has over CBH following the transaction. This includes adjustments for ARAX's share of earnings or losses from CBH and company-level activities.

Impairment of Asset: Subsequent to the acquisition, an impairment of the CBH asset was recognized in line with GAAP accounting rules. This impairment was necessary due to the related party nature of the acquisition of the acquired intellectual property, reflecting adjustments in ARAX’s strategic use of these assets within its broader technological framework.

Disclosure of the Fair Value Measurements: It is crucial to disclose that the cost approach was used for the valuation of CBH, reflecting the costs necessary to replace the service capacity of CBH's assets. This measure provides transparency and consistency in financial reporting, adhering to the fair value measurement standards under ASC 820

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Arax Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arax Holdings Corp. as of October 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 26, 2024

ARAX HOLDINGS CORP.

BALANCE SHEET

	October 31, 2023	October 31, 2022
ASSETS

Cash and cash equivalents	1,448,769
Accounts receivable	226,951
Total current assets	1,675,720

Fixed assets	1,510
Software development	5,033,332
Long-term investments	437,373
Total assets	$7,147,934	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities	100,000
Accrued expenses	$100,378	$116,869
Due to related party	57,756	57,756
Total current liabilities	258,134	174,625
Total liabilities	$258,134	$174,625

Commitments and contingencies

Stockholders’ deficit
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of October 31, 2023 and 2022, respectively	10,000	10,000
Common stock, Par Value $0.001, 950,000,000 shares authorized, 126,160,534 and 10,335,294 issued and outstanding as of October 31, 2023 and 2022	126,160	10,335
Additional paid in capital	26,176,224	684,046
Accumulated deficit	(19,422,584)	(879,006)
Total stockholders’ equity (deficit)	6,889,800	(174,625)
Total liabilities and stockholders’ equity (deficit)	$7,147,934	$—

ARAX HOLDINGS CORP.

STATEMENT OF OPERATIONS

	Year ended October 31, 2023	Year ended October 31, 2022
Revenue	$909,176	$—

Operating expenses:
Administrative expenses	811,639	73,613
Administrative expenses -officers	90,000	75,000
Total operating expenses	901,639	148,613
Income from operations	7,536	(148,613)
Other expense
Impairment of assets net	(18,550,285)	—
Other expenses net	(830)
Income before provision for income taxes	(18,543,578)	(148,613)
Provision for income taxes	—	—
Net income	$(18,543,578)	$(148,613)

Basic and diluted income per common share	$(0.15)	$(0.01)

Weighted average number of shares outstanding	82,811,424	10,335,294

ARAX HOLDINGS CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED OCTOBER 31, 2023 AND 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholder ’ Equity
	Shares	Value	Shares	Value
Balance, October 31, 2019	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—
Issuance of preferred stock and forgiveness of debt treated as a capital contribution	-	-
Net loss		—		—	—	—	—

Balance, October 31, 2020	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

					Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Value	Shares	Value
Balance, October 31, 2020	—	$—	10,335,294	$10,335	$588,271	$(598,606)	$—

Issuance of preferred stock and forgiveness of debt treated as a capital contribution	10,000,000	10,000	—	—	90,000	—	100,000
Forgiveness of debt treated as a capital contribution	—	—	—	—	5,775	—	5,775
Net loss	—	—	—	—	—	(131,787)	(131,787)

Balance, October 31, 2021	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(730,393)	$(26,012)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, October 31, 2021	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(730,393)	$(26,012)

Issuance of stock and forgiveness of debt treated as a capital contribution	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(148,613)	(148,613)

Balance, October 31, 2022	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(879,006)	$(174,625)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, October 31, 2022	10,000,000	$10,000	10,335,294	$10,335	$684,046	$(879,006)	$(174,625)

Issuance of preferred stock and forgiveness of debt treated as a capital contribution	—	—	115,825,240	$115,825	25,492,178		25,608,003
Net income (loss)	—	—	—	—	—	(18,543,578)	(18,543,578)

Balance, October 31, 2023	10,000,000	$10,000	126,160,534	$126,161	$26,176,224	$(19,422,584)	$6,889,800

ARAX HOLDINGS CORP

STATEMENT OF CASH FLOWS

	Year ended October 31, 2023	Year ended October 31, 2022
Cash flows from operating activities:
Net income	$(18,543,578)	$(148,613)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in accounts receivable	(226,951)	—
Expenses paid by related party	—	45,894
Changes in accounts payable and investments	(69,293)	—
Decrease in accrued expenses	(16,491)	102,719
Net cash used by operating activities	(18,856,313)	—

Cash flows from investing activities:	—	—
R&D Software capitalization	(5,033,332)	—
Long-term investments	(269,589)	—
Net cash used by investing activities	(5,302,921)	—

Cash flows from financing activities:
Additional paid in capital	24,052,178	—
Common stock	115,825
Common stock to be issued	1,440,000
Net cash provided by financing activities	25,608,003	—

Net increase (decrease) in cash	1,448,769	—
Cash at the beginning of the period	—	—
Cash at the end of the period	$1,448,769	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	—	—
Cash paid during the period for income taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Related party debt settled with preferred stock	—	—
Forgiveness of related party debt credited to paid in capital	—	—

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

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

The Company has no employment contracts with any of its officers.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of October 31, 2023, the Company had working capital of $25,371,682 and an accumulated deficit of $940,703.

Because the Company does not expect that existing operational cash flow will be sufficient to fully fund presently anticipated operations for fiscal year 2024, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. If the Company is unable to raise additional cash it could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. However, cash generated from software development revenues is currently exceeding development costs, but is insufficient to cover operating expenses

Use of Estimates

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

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

Net Income or Loss per Share

Net income or loss per common share is computed by dividing net income or loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 100,000,000 and 0 shares issuable upon the conversion of preferred stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended October 31, 2023 and 2022, respectively.

NOTE 3 – EQUITY

Common Stock

The Company has authorized 950,000,000 shares of $0.001 par value, common stock. As of October 31, 2023 and 2022 there were 126,160,534 shares of common stock issued and outstanding.

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

No transactions were recorded for the fiscal year ended October 31, 2023

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

On behalf of Arax Holdings Corp., a Nevada corporation (the “Corporation”), the undersigned hereby certifies that the following resolution has been duly adopted by the board of directors of the Corporation (the “Board”): RESOLVED, that, pursuant to the authority granted to and vested in the Board by the provisions of the articles of incorporation of the Corporation (the “Articles of Incorporation”), there hereby is created, out of the Ten Million (10,000,000) shares of preferred stock, par value $0.001 per share, of the Corporation authorized by the Corporation’s Articles of Incorporation (“Preferred Stock”), Series A Preferred Stock, consisting of Ten Million (10,000,000) shares, which series shall have the following powers, designations, preferences and relative participating, optional and other special rights, and the following qualifications, limitations and restrictions: of Preferred Stock which may from time to time hereafter come into existence, the entire assets and funds of the corporation legally available for distribution shall be distributed rateably among the holders of the each series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of October 31, 2023 and 2022.

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

NOTE 6 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $57,756 to the Company as of October 31, 2023. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

NOTE 7 – CONVERTIBLE NOTES

The Company issued $ 6,413,760 in convertible notes for the last fiscal year which were later converted into 15,392,313 common shares of the Company. These shares were issued under Rule 144 under the Securities Act of 1933, as amended.

NOTE 8 – CAPITALIZED DEVELOPMENT COSTS

Software developed to be sold, leased, or marketed (external-use software) has been reported by the Company under US GAAP Subtopic 985-20 which requires the expensing of all software development costs incurred to establish the technological feasibility of the software product.

Provided there are no unresolved ‘high-risk’ development issues, the technological feasibility of a software product is established upon completion of the product design and either (1) a detailed program design or (2) a working model.

Development costs incurred after technological feasibility is established (production costs) are capitalized to the extent recoverable by the NRV of the software product until the product is available for general release. Unlike under Subtopic 350-40, direct and indirect production costs are capitalized under Subtopic 985-20.

NOTE 9 – INVESTMENT ASSETS

The Company applied the equity method to its investment in Core Business Holdings (CBH) as the investment enables the Company to exercise significant influence over the operating and financial decisions of CBH. As per the guidance of ASC 970 and 323 the Company used the Equity Method to represent the investment as a single line item in the financials

NOTE 10 – RELATED PARTY TRANSACTION

In December 2022, Arax Holdings Corp. completed the acquisition of Core Business Holdings for a total consideration of $18,000,000. This transaction is classified as an asset acquisition rather than a business combination in accordance with ASC Topic 805-50, due to the nature of the acquired assets being solely intellectual properties (IP) without substantive processes or outputs necessary to meet the definition of a business under ASC 805-10-55

The intellectual properties, valued at $18,000,000, represent developed software on an emerging blockchain technology platform. These assets are recognized at cost, as there were no processes or outputs to suggest a valuation above the direct costs incurred. Consequently, no goodwill or additional value was recognized in this transaction.

Related Party Transaction Disclosure
This transaction was between related parties and, as required by ASC 850, all relevant details of the transaction have been fully disclosed. The acquisition was conducted at fair value, which coincides with the direct costs associated with the development of the acquired software IP. Such transactions were scrutinized to ensure they reflect terms that are consistent with market practices and did not result from motivations that would detract from the interests of the shareholders

Impairment Consideration

Impairment Review and Measurement: Consistent with IAS 36 on Impairment of Assets, and in compliance with GAAP accounting standards on impairment of assets, ARAX Holdings Corp. conducts periodic reviews of asset values to ensure they are not recorded at more than their recoverable amount. Consistent with these principles, an impairment loss was recognized for the recently acquired assets from the related party transaction involving Core Business Holdings.

Reason for Impairment: The impairment was necessitated by the related party nature of the transaction, which requires a cautious approach to valuation until a formal, independent valuation is available. As of the reporting date, the impairment recognized amounted to $18,550,285, reflecting the difference between the asset's carrying value at acquisition and its fair value, adjusted for this impairment.

Basis of Impairment Calculation: The recoverable amount of the assets was determined based on the higher of the fair value less costs of disposal or the value in use at the time of impairment testing. This approach ensures that the assets are measured fairly and conservatively, reflecting their current economic worth to the company.

Financial Statement Representation: ARAX Holdings Corp. asserts that these financial statements accurately reflect the comprehensive details of the acquisition and subsequent impairment. This disclosure is intended to provide stakeholders with clear and reliable information regarding the financial implications and the nature of the transaction, maintaining transparency and adherence to regulatory requirements.

This format adheres to SEC and GAAP guidelines, ensuring that all necessary details concerning the impairment and the related party transaction are comprehensively and transparently reported.

NOTE 11 – Deferred Tax Assets and Income Tax Provision

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the years ended October 31, 2023 and October 31, 2022, respectively, to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	October 31, 2023	October 31, 2022
Statutory federal income tax rate	(21)%	(21)%
State income tax, net of federal benefits	(0)%	(0)%
Change in federal tax rate	—%	—%
Change in valuation allowance	0%	0%
Income tax provision (benefit)	—%	—%

The benefit for income tax is summarized as follows:

	Year Ended October 31, 2023	Year Ended October 31, 2022
Federal
Current	$—	$—
Deferred	(184,591)	(153,383)
State
Current	—	—
Deferred
Change in valuation allowance
Income tax provision (benefit)	$(184,591)	$(153,383)

As of October 31, 2023, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $184,591. These NOLs can be carried forward indefinitely and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. Federal and various State tax returns that are subject to audit by tax authorities beginning with the year ended October 31, 2023. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to October 31, 2023, to the date these consolidated financial statements were issued.

On December 05, 2023 the Company entered into an agreement to acquire 20% with an option to obtain an additional 11% of the shares of Undo Studios, a technology, IP, and developed The Nemesis, a leading open-world metaverse platform on the Metaverse.

On January 05, 2024 the Company launched the Ping Exchange as part of the Core Business Holdings Ecosystem.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ARAX Holdings Corp. ("the Company") herein addresses the qualified report issued by our independent auditors regarding the confirmation of the acquisition value of Core Business Holdings s.r.o. (CBH) a related party transaction. The auditors' report suggested an inability to confirm the fair value of intellectual property (IP) software products acquired, citing a lack of third-party confirmation. We strongly disagree with the auditors' conclusions for several reasons outlined below, which we believe misinterpret the nature and valuation of the acquisition.

1. Auditing Third-Party Companies in Foreign Jurisdictions: The auditors' insistence on confirming third-party valuations from foreign companies linked to CBH poses significant logistical and financial challenges. The foreign entities involved are independent and have no obligation to disclose confidential financial details, the use of multiple FIAT and digital assets, and the confidential information of its developers, to ARAX or any third party, including our auditors. The costs associated with such an audit, requiring international legal and accounting resources, would be prohibitive and not in the best interests of our shareholders.

2. Company's Response and Documentation: In response to the audit, ARAX provided extensive documentation detailing the acquisition and the valuation methodologies applied. The four IP software products were acquired at their exact development costs, with no additional value attributed to goodwill or intangible assets. This valuation was meticulously documented and justified in detailed financial and technical reports, including repository details submitted to the auditors.

3. Complexity of Software Development Costs: We believe the auditors' report reflects a lack of understanding of the complexities involved in software development. The costs incurred in the development of the IP software products involve highly specialized technical skills and resources, which were accurately recorded and reported. The auditors' failure to grasp these complexities has led to an unjustified qualified opinion.

4. Valuation Based on Development Costs: The valuation of the CBH acquisition was directly linked to the actual costs incurred in the development of the software products, as substantiated by detailed project documentation and expenditure records. These costs represent a transparent and tangible measure of value, contrary to the auditors' implication that an alternative valuation method might yield a different conclusion.

5. Use of Specialists in Software Valuation: Despite the provision of detailed technical descriptions and cost breakdowns for each IP product, the auditors did not employ specialists with a background in software development to review this information. We believe that the use of such specialists would have led to a different evaluation of the IP's value and the audit's outcome.

In conclusion, ARAX Holdings Corp. maintains that the acquisition of CBH was conducted transparently and valued appropriately based on direct and verifiable costs associated with the development of the IP software products. The Company has provided all necessary documentation to substantiate this valuation. The demand by the auditors to extend their review to unrelated third-party foreign entities is both unreasonable and unfeasible, given the scope of the required audit and the independence of these entities.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of October 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Michael Pieter Loubser	66	Chief Executive Officer
Ockert Cornelius Loubser	38	Chief Operating Officer
Christopher D. Strachan	59	Chief Financial Officer
Rastislav Vašička	38	Chief Technology Officer

Michael Pieter Loubser joined the Company as Chairman of the Board of Directors on June 24, 2021, and later transitioned over to Chief Executive Officer Dec 16, 2022. With over 30 years’ experience in the digital transaction and data facilitation industry, Mr. Loubser is a seasoned Blockchain implementation advisor and Industrial Consultant, who has been instrumental in the set-up of 76 factories and improving workflow processes in many organizations worldwide. Mr. Loubser is co-founder and chairman of Core Decentralized Technologies, founded in [insert details] and based in Bratislava, Slovakia. Core develops and sells blockchain-based software and technology, mesh network communication solutions, and enterprise blockchain-based software products. Mr Loubser also is COO of GTIFin s.r.o. which he co-founded in 2012 in Bratislava, Slovakia to invest mainly in the development of high-tech solutions providers and use-case projects built on blockchain-based architecture.

Ockert Cornelius Loubser joined the Company as Chief Executive Officer on June 24, 2021, and later transitioned over to Chief Operations Officer Dec 16, 2022. Mr. Loubser is a seasoned serial entrepreneur and tech-savvy business developer and has over 18 years of commercial expertise as a pioneering businessman. Since 2003, he established multiple ventures, all still in operations to this day. He co-founded Core Decentralized Technologies and has been the Chief Executive Officer of since 2014. He is also Chief Executive Officer of Wall Money since 2014, Chief Executive Officer of CorePay since 2014, Chief Executive Officer of Ting since 2014, Chief Executive Officer of Arc since 2012, Chief Executive Officer of PingExchange since 2014, Chief Executive Officer of Core Group since 2014, and CEO of Wall it since 2003. Ockert Loubser is the Co-Founder of GTIFin s.r.o. and has been with them since 2012. He is also the Chief Manager at CCnews24, and has been since 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table— Fiscal Years Ended October 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

[Insert Table Def Comp]

(1)	Michael Pieter has served as CEO since Dec 16, 2022

(2)	Ockert Cornelius has served as COO since Dec 16, 2022.

(4)	Rastislav Vasicka has served as CTO since Dec 16, 2022.

(4)	Christopher Strachan has served as CFO since August 31, 2021.

(5)	Represents the deferred compensation.

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2023 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of January 20, 2023 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
Michael Pieter Loubser	137,971,542	(3)	60.49%
Ockert Cornelius Loubser	37,971,542		16.65%
Rastislav Vašička	13,401,721		5.88%
Christopher D. Strachan	1,786,896		0.78%
All directors and officers as a group (4 people)	191,131,701		83.79%
5% Shareholders
Thru Pharma, LLC (4)	8,000,000		3.51%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 820 E Park Ave, Bldg. D200, Tallahassee FL. 32301.

(2)	Based on 228,105,447 fully diluted shares of common stock issued and outstanding as of April 1, 2024.

(3)	Includes 100,000,000 shares of our Common Stock issuable upon conversion of our Series A preferred stock.

(4)	2329 N. Career Avenue, Suite 317, Sioux Falls, South Dakota 57107

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended October 31, 2023 and 2022, we were billed or expect to be billed approximately $99,000 and $32,700, respectively, for professional services rendered for the audit and quarterly reviews of our financial statements by BF Borgers CPA , respectively.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended October 31, 2023 and 2022.

Tax Fees

For our fiscal years ended October 31, 2023 and 2022, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended October 31, 2023 and 2022, there were no other fees incurred.

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

ARAX HOLDINGS CORP.

Dated: April 26, 2024	By:	/s/ Michael Loubser
Michael Loubser Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Loubser	Chief Executive Officer (Principal Executive Officer)	April 26, 2024
Michael Loubser

/s/ Christopher D. Strachan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2024
Christopher D. Strachan

/s/ Michael Loubser	Chairman	April 26, 2024
Michael Loubser