Form 10-Q
period 2024-01-31
Arax Holdings Corp
filed 2024-05-02
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of April 19, 2024, there were 127,588,506 common shares outstanding.

Arax Holdings Corp.

 ARAX HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	January 31, 2024	October 31, 2023
ASSETS

Cash and cash equivalents	3,026	1,448,769
Accounts receivable	453,837	226,951
Total current assets	456,863	1,675,720

Fixed assets	1,359	1,510
Software development	6,298,452	5,033,332
Long-term investments	437,373	437,373
Total assets	$7,194,047	$7,147,934

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	100,000	100,000
Accrued expenses	$110,623	$100,378
Due to related party	57,756	57,756
Total current liabilities	268,378	258,134
Total liabilities	$268,378	$258,134

Commitments and contingencies

Stockholders’ deficit
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 10,000,000- shares issued and outstanding as of January 31, 2024 and 2023, respectively	10,000	10,000
Common stock, Par Value $0.001, 950,000,000 shares authorized, 126,160,534 and 10,335,294 issued and outstanding as of January 31, 2024 and 2023	126,161	126,161
Additional paid in capital	26,176,224	26,176,224
Accumulated deficit	(19,386,716)	(19,422,584)
Total stockholders’ equity (deficit)	6,925,669	6,889,800
Total liabilities and stockholders’ equity (deficit)	$7,194,047	$7,147,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31
	2024	2023
Revenue	$226,886	$226,886

Operating expenses:
Administrative expenses	189,868	212,340
Administrative expenses -other	—	—
Total operating expenses	189,868	212,340
Gain or (Loss) from operations	37,018	14,546
Other expense
Other (expense) net	1,264,969	1,047,879
Gain or (Loss) before provision for income taxes	(151)	(1,033,333)
Provision for income taxes	—	—
Net Gain or (loss)	$35,868	$(1,033,333)

Basic and diluted loss per common share	$0.00	$(0.01)

Weighted average number of shares outstanding	82,811,424	10,335,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance, October 31, 2023	10,000,000	$10,000	10,335,924	$10,335	$26,176,224	$(19,422,584)	$6,889,800
Net Gain	—	—	—	—	—	35,868	35,868

Balance, January 31, 2024 (unaudited)	10,000,000	$10,000	126,160,534	$126,161	$26,184,830	$(19,386,716)	$6,925,669

Balance, October 31, 2022	10,000,000	$10,000	10,335,924	$10,335	$684,046	$(730,393)	$(174,625)
Net loss	—	—	—	—	—	(148,613)	(148,613)

Balance, January 31, 2023 (unaudited)	10,000,000	$10,000	10,335,924	$10,335	$758,562	$(1,920,461)	$(1,141,564)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net Income	$35,868	$(23,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable and prepaid expenses	(226,886)
Expenses paid directly by related party		16,346
Increase in operating liabilities:
Accounts payable and accrued expenses	10,396	7,270
Derivative liabilities increase	—
Change in derivative interest	—
Cash used in operating activities	(180,622)	0

Cash flows from investing activities:
R&D Software Capitalization	(1,265,120)
Cash used in investing activities	(1,265,120)	—

Cash flows from financing activities:
Conversion of related party payable	—
Proceeds from convertible notes	—	—
Cash provided by financing activities	—	—

Net increase (decrease) in cash	(1,445,742)	—
Cash, beginning of period	1,448,768	—

Cash, end of period	$3,026	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

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

The accompanying balance sheet at October 31, 2023, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements as of January 31, 2024 and for the three months ended January 31, 2024 and 2023 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed financial statements. The condensed financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ending October 31, 2024 or any future periods.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of January 31, 2024, the Company had a working capital equity of $ 6,925,669 and an accumulated deficit of $19,386,716.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 100,000,000 and 0 shares issuable upon the conversion of preferred stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2024 and 2023, respectively.

NOTE 3 – EQUITY

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of January 31, 2024 and October 31, 2023 there were 10,000,000 shares of preferred stock issued and outstanding.

The Company has authorized 950,000,000 shares of $0.001 par value, common stock. As of January 31, 2024 and October 31, 2023 there were 126,160,534 shares of common stock issued and outstanding.

The Company did not issue any equity securities during either of the three month periods ended January 31, 2024 and 2023.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2024 and October 31, 2023.

NOTE 5 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $57,756 and $57,756 to the Company as of January 31, 2024 and October 31, 2023, respectively. These funds were used to pay corporate expenses of the Company prior to October 31, 2022, and the payments were made directly to the vendors by this entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to January 31, 2024, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Going Concern

The independent registered public accounting firm auditors’ report on our October 31, 2023 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year. Our current lack of cash and limited resources raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

This format adheres to SEC and GAAP guidelines, ensuring that all necessary details concerning the impairment and the related party transaction are comprehensively and transparently reported..

Result of Operations

Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023

We reported $226,886 and $226,886 in revenue during the three months ending January 31, 2024 and 2023. We anticipate generating growth in revenues during the current fiscal year ending October 31, 2024. Our net losses for the three-month periods ended January 31, 2024 and 2023 were $1,229,252 and $23,616 respectively.

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees. There were development costs of $ 1,265,120 and $ 0 for the three months ended January 31, 2024 and January 31, 2023 that are anticipated to be capitalized as software development for the year ending October 31, 2024. There were general expenses of $189,868 and $1,033,333 for the three months ended January 31, 2023 and 2022, respectively.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of January 31, 2024 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

In the three months ended January 31, 2024 and January 31, 2023 the company issued $ 0 and $221,780 in two year convertible notes with a 10% interest and a variable conversion factor. These notes were converted into restricted shares of common stock of the Company in the prior fiscal year ending October 31, 2023.

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

Arax Holdings Corp
(Registrant)

Date: May 2, 2024	By:	/s/ Michael Loubser
Michael Loubser, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)