Form 10-Q
period 2024-04-30
Arax Holdings Corp
filed 2024-09-11
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 333-185928

ARAX HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0376721
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

820 E Park Ave, Blvd D200
Tallahassee, Florida 32301
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of September 10, 2024, there were 129,613,930 common shares outstanding.

Arax Holdings Corp.

ARAX HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1 – FINANCIAL INFORMATION

Item 1. – Financial Statements

	(unaudited)	(restated)
	April 30, 2024	October 31, 2023
ASSETS

Cash	$95,091	$1,448,769
Accounts receivable	755,587	226,951
Total current assets	850,678	1,675,720

Property and equipment, net of accumulated depreciation of $381 and $79, respectively	1,208	1,510
Capitalized software development costs	6,298,452	5,033,332
Other Assets	169,373	169,373
Intangible assets, net	268,000	268,000
Total assets	$7,587,711	$7,147,935

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$181,223	$100,000
Accrued expenses	114,360	100,378
Due to related party	157,756	157,756
Total current liabilities	453,339	358,134
Total liabilities	$453,339	$358,134

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 10,000,000- shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	10,000	10,000
Common stock, Par Value $0.0001, 950,000,000 shares authorized, 127,753,215 and 126,160,534 issued and outstanding as of April 30, 2024 and October 31, 2023	12,775	12,616
Common stock to be issued	900,000	1,440,000
Additional paid in capital	29,278,076	27,920,998
Accumulated deficit	(23,066,479)	(22,593,813)
Total stockholders equity (deficit)	7,134,372	6,789,801
Total liabilities and stockholders’ equity (deficit)	$7,587,711	$7,147,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months Ended April 30, 2024	Three months Ended April 30, 2023	Six months Ended April 30, 2024	Six months Ended April 30, 2023

Revenue	$301,750	$226,886	$528,636	$453,772
Cost of revenue	—	—	—	—
Gross Profit (Loss)	301,750	226,886	528,636	453,772

Operating expenses:
General and administrative expenses	87,535	743,341	278,554	988,463
Stock based compensation	—	1,959,107	721,861	1,959,107
Total Operating Expenses	87,535	2,702,448	1,000,415	2,947,570

LOSS FROM OPERATIONS	214,215	(2,475,562)	(472,364)	(2,522,688)

OTHER INCOME (EXPENSE):
Impairment expense	—	—	—	—
Interest Expense	(887)	(28,890)	(887)	(28,890)
Other Income (Expense)	—	713,136	—	(335,493)
Total Other Income (Expense)	(887)	684,246	(887)	(364,383)

Net loss before taxes	213,328	(1,791,316)	(472,666)	(2,858,181)
Income tax provision (benefit)	—	—	—	—
Net loss	$213,328	$(1,791,316)	$(472,666)	$(2,858,181)

Net loss per share, basic and diluted	$0.00	$(0.07)	$(0.00)	$(0.17)
Weighted average shares outstanding, basic and diluted	127,403,068	24,564,538	126,846,644	17,291,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARAX HOLDINGS CORP.
(restated)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2024 AND 2023
(unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued	Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	In Capital	Deficit	Equity
Balance as of October 31, 2022	10,000,000	10,000	10,335,294	1,034	—	684,046	(879,006)	(183,926)
Net Loss	—	—	—	—	—	—	(1,066,865)	(1,066,865)
Balance as of January 31, 2023	10,000,000	10,000	10,335,294	1,034	—	684,046	(1,945,871)	(1,250,791)
Issuance of common stock for acquisition	—	—	90,215,096	9,022	3,222,000	14,768,978	—	18,000,000
Issuance of common stock upon conversion of convertible promissory notes	—	—	4,250,173	425	—	1,100,041	—	1,100,466
Common stock issued for services	—	—	2,038,744	204	3,143	1,955,761	—	1,959,108
Issuance of common stock in the conversion of convertible notes related to the acquisition	—	—	2,619,875	262	27,626	522,397	—	550,285
Net Loss	—	—	—	—	—	—	(1,791,316)	(1,791,316)
Balance as of April 30, 2023 (restated)	10,000,000	10,000	109,459,182	10,946	3,252,769	19,031,223	(3,737,187)	18,567,751

	Preferred Stock		Common Stock		Common Stock to be Issued	Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	In Capital	Deficit	Equity
Balance as of October 31, 2023 (restated)	10,000,000	10,000	126,160,534	12,616	1,440,000	27,920,998	(22,593,813)	6,789,801
Issuance of common stock for services	—	—	611,747	62	—	721,800	—	721,862
Reduction of common stock to be issued for acquisition	—	—	544,150	54	(360,000)	359,946	—	—
Net Loss	—	—	—	—	—	—	(685,994)	(685,994)
Balance as of January 31, 2024 (restated)	10,000,000	10,000	127,316,431	12,732	1,080,000	29,002,744	(23,279,807)	6,825,669
Issuance of common stock upon conversion of convertible notes	—	—	164,709	16	—	95,359	—	95,376
Reduction of common stock to be issued for acquisition	—	—	272,075	27	(180,000)	179,973	—	—
Net Loss	—	—	—	—	—	—	213,328	213,328
Balance as of April 30, 2024	10,000,000	10,000	127,753,215	12,775	900,000	29,278,076	(23,066,479)	7,134,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARAX HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended April 30, 2024	For the six months ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net loss	$(472,666)	$(2,858,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	302	—
Amortization of debt issuance costs	377	—
Issuance of common stock for services	721,862	1,959,107
Loss on change in fair value of derivative liability	—	(713,136)
Amortization of debt discount related to derivatives	—	1,047,879
Changes in operating assets and liabilities
Increase in accounts receivable	(528,636)	(453,772)
Increase in accounts payable and accrued liabilities	95,203	13,435
Net cash used in operating activities	$(183,558)	$(1,004,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software and development costs	(1,265,120)	—
Net cash used in investing activities	$(1,265,120)	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	95,000	1,539,010
Net cash provided by financing activities	$95,000	$1,539,010

Net decrease in cash and cash equivalents	(1,353,678)	534,343
Cash and cash equivalents, beginning of the year	1,448,769	—
Cash and cash equivalents, end of the year	$95,091	$534,343

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$—	$—

Supplemental disclosure of Noncash financing activities:
Reduction of common stock to be issued for acquisition	$540,000	$—
Issuance of common stock for conversion of notes	$95,376	$—
Conversion of convertible notes payable to shareholders’ equity	$—	$1,091,164
Issuance of common stock issued upon purchase of intangible assets	$—	$18,550,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Arax Holdings Corp. (“the Company”) is a Nevada corporation incorporated on February 23, 2012.

The Company currently has operations from a growing business in the software development and integration marketplace.

Management intends to explore and identify business opportunities within North America, Europe, Asia and Africa including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our executives have experience in business consulting, although no assurances can be given that they can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2024, and the results of its operations and its cash flows for the three and six months ended April 30, 2024 and 2023. The balance sheet as of October 31, 2023, restated as of this filing (Note 3), is derived from the Company’s audited financial statements. The results of operations for the three and six months ended April 30, 2024, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 2024.

The condensed consolidated financial statements include the accounts of Arax Holdings Corp. and its wholly owned subsidiaries, Core Business Holdings and Cilandro SA. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of intangible assets, fair value of capitalized software, deferred income tax asset valuation allowances.

Cash

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of April 30, 2024. The Company had no cash equivalents as of April 30, 2024.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied. We generate revenue from the following activities:

The Company provides a range of services through various formats, including subscription-based access to browser-based software platforms. These platforms facilitate interactions between customers, enterprise clients, and other entities, utilizing blockchain technology for secure and transparent transactions.

●	Service Offerings: Include software subscriptions that require secure access, enabling user interactions via blockchain networks
●	Use Cases: The Company develops tailored solutions, known as Use Cases, which can incorporate both physical inventory and software components. These are customized for each client
●	Cost Sharing: In some instances, the Company co-invests in the initial setup infrastructure costs with government or enterprise partners
●	Revenue Model: Primarily, revenue is derived from subscription fees and transaction fees associated with blockchain interactions, rather than from the initial infrastructure investments

Contract Assets

The Company does not have any contract assets. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Cost of Revenues

Cost of revenues consists of employee costs, third party staffing costs and other fees, outsourced recruiter fees, and commissions. There have been no costs of revenue for the period presented.

Accounts Receivable

On November 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded no allowance for doubtful as of April 30, 2024, and October 31, 2023.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining periods of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended April 30, 2024 and 2023 was $151 and $0, respectively and was $302 and $0 for the six months ended April 30, 2024 and 2023, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of April 30, 2024, and October 31, 2023 one customer accounted for all of the accounts receivable balance.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred. The Company has no material research and development costs during the three and six months ended April 30, 2024 and 2023, respectively.

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were not material for the three and six months ended April 30, 2024 and 2023, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a hierarchical framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of April 30, 2024, October 31, 2023

For the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the year ended April 30, 2023:

Ending balance, October 31, 2022	$—
Initial recognition of derivative liability:	1,047,879
Re-measurement adjustments:
Change in fair value of derivative liability	(707,166)
Ending balance, April 30, 2023	$340,713

The fair value of the derivative liability was estimated using binomial option-pricing model with the following assumptions:

June 30, 2024
Stock Price on Valuation Date	$1.0
Risk-Free Rate	0.3%
Volatility	3.10
Term	2.5 yrs
Conversion price	$0.2

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

The Company has intangible assets with indefinite useful lives obtained as a result of assets acquisitions from Cilandro SA (see Note 5) in the second quarter of 2023, which includes financial license in aggregate amount of $268,000.

The Company does not amortize its intangible assets with indefinite useful lives, rather such assets are tested for impairment are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired in accordance with ASC 350 Intangibles-Goodwill and Other. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited.

Software Development Costs

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, design, coding, and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The establishment of technological feasibility is an ongoing assessment of judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Capitalized software includes direct and contracted labor and related expenses for software development for new products and enhancements to existing products and acquired software.

The Company does not amortize its software development costs with indefinite useful lives, rather such assets are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies at each balance sheet date. In the event of impairment, unamortized capitalized software costs are compared to the net realizable value of the related product and the carrying value of the related assets are written down to the net realizable value to the extent the unamortized capitalized costs exceed such value. The net realizable value is the estimated future gross revenues from the related product reduced by the estimated future costs of completing and disposing of such product, including the costs of providing related maintenance and customer support.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Party Transactions

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

The Company considers all officers, directors, senior management personnel, and senior level consultants to be related parties to the Company.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties, if any, related to income tax matters in income tax expense.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described. There was no derivative liability as of April 30, 2024 and October 31, 2023.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with various accounting standards.

ASC 480 “Distinguishing Liabilities From Equity” provides that instruments convertible predominantly at a fixed rate resulting in a fixed monetary amount due upon conversion with a variable quantity of shares (“stock settled debt”) be recorded as a liability at the fixed monetary amount.

ASC 815 “Derivatives and Hedging” generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

ASC 815-40 provides that generally if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 1,000,000 and 2,185,810 were excluded from the computation of diluted earnings per share for the six months ended April 30, 2024, and 2023, respectively, because their effects would have been anti-dilutive.

	April 30, 2024	April 30, 2023
Convertible notes	—	1,185,810
Convertible preferred stock	1,000,000	1,000,000
Total	1,000,000	2,185,810

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to trade receivables, loans, and held-to-maturity debt securities. Entities will be required to estimate lifetime expected credit losses. This may result in earlier recognition of credit losses. In November 2019 the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company determined that this update did not have a material impact on the financial statements upon adoption on November 1, 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Entities will be required to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The standard also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard will be effective for annual periods in fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025 with early adoption permitted. The Company is continuing to assess the potential impacts of the standard, and it does not expect this pronouncement to have a material effect on its financial statements, other than the required changes to the income tax disclosures

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $184 thousand in operations during the six months ended April 30, 2024 and has a working capital deficit of approximately $397 thousand at April 30, 2024; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending October 30, 2024, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and its Quarterly Report on Form 10-Q for the three and six months ended April 30, 2023, with the Securities and Exchange Commission on June 20, 2023, the Company performed an evaluation of its accounting policies in relation to the fair value of its common stock. Management determined that the Original Forms 10-K and 10-Q do not give effect to certain expenses identified. Accordingly, the Company restates its consolidated financial statements in this Form 10-Q as outlined further below. Upon review of the Company’s previously filed Forms 10-K and 10-Q, the following errors were discovered and recorded:

1.	The amended change in par value per share was adjusted from $0.001 to $0.0001 in December 22, 2022.
2.	Reclassified ‘Common stock to be issued’ to an individual equity line item within the Balance Sheet
3.	Reclassified $100,000 of consulting and development services expense to ‘Due to related party’
4.	Reclassified $437,373 of long-term investments to intangible assets, net and other assets
5.	Reclassified $100,000 of other current liabilities to accounts payable
6.	Included additional expense already maintained in the Companies system within general and administrative expenses
7.	Reclassified stock-based compensation expense to an individual line within the operating expenses
8.	Updated the initial recognition and subsequent adjustments of the derivative liability to ‘Adjustments to reconcile net loss to net cash used in operating activities’ within the condensed consolidated statement of cash flows
9.	Classified the issuance of common stock issued upon purchase of intangible assets appropriately as a non-cash investing activity
10.	Classified the $1.5 million in proceeds from notes payables as the sole financing activity in the six months ended April 30, 2023.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed balance sheet as of October 31, 2023:

	October 31, 2023	Adjustments		October 31, 2023
	(As Filed)			(As Restated)
ASSETS:
Current Assets:
Cash	$1,448,769	$—		$1,448,769
Accounts Receivable	226,951	—		226,951
Total current assets	1,675,720	—		1,675,720

Property, plant and equipment, net	1,510	—		1,510
Software development	5,033,332	—		5,033,332
Long-term investments	437,372	(437,372)	4	—
Intangible assets, net	—	268,000	4	268,000
Other assets	—	169,373	4	169,373
TOTAL ASSETS	$7,147,934	$1		$7,147,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$100,000	5	$100,000
Accrued expenses	100,378	—		100,378
Due to related party	57,756	100,000	3	157,756
Derivative liabilities	—	—		—
Other current liabilities	100,000	(100,000)	5	—
Notes payable	—	—		—
Total current liabilities	258,134	100,000		358,134

TOTAL LIABILITIES	258,134	100,000		358,134

STOCKHOLDERS’ DEFICIT:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	10,000	—		10,000
Common stock, par value $0.001, 950,000,000 shares authorized, 127,753,215 and 126,160,534 issued and outstanding as of April 30, 2024 and October 31, 2023	126,160	(113,544)	1	12,616
Common stock to be issued	—	1,440,000	2	1,440,000
Additional paid-in-capital	26,176,224	1,744,774	1,2	27,920,998
Accumulated deficit	(19,422,584)	(3,171,229)	3,6	(22,593,813)
TOTAL STOCKHOLDERS DEFICIT	6,889,800	(99,999)		6,789,801

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,147,934	$—		$7,147,935

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed consolidated statement of operations for the three and six months ended April 30, 2023:

	For the Three Months Ended					For the Six Months Ended
	April 30, 2023	Adjustments			April 30, 2023	April 30, 2023	Adjustments			April 30, 2023
	(As Filed)				(As Restated)	(As Filed)				(As Restated)
Revenues	$226,886		$—		$226,886	$453,772		$—		$453,772
Cost of sales	—		—		—	—		—		—
Gross profit (loss)	226,886		—		226,886	453,772		—		453,772

Operating expenses:
General and administrative expenses	1,208,323		(436,093)	4,5	743,341	1,420,663		(432,200)	6,7	988,463
Stock based compensation	—		1,959,107	5	1,959,107	—		1,959,107	7	1,959,107
Total operating expenses	1,208,323		1,494,125		2,702,448	1,420,663		1,526,907		2,947,570

Loss from operations	(981,437)		(1,494,125)		(2,475,562)	(966,891)		(1,555,797)		(2,522,688)

Other income (expense):
Interest Expense	—		(28,890)		(28,890)	—		(28,890)		(28,890)
Other income (expense)	713,136		—		713,136	(335,493)		—		(335,493)
Total other income (expense)	713,136		(28,890)		684,246	(335,493)		(28,890)		(364,383)

Net loss before taxes	(268,301)		(1,523,015)		(1,791,316)	(1,302,384)		(1,555,797)		(2,858,181)
Income tax provision (benefit)	—		—		—	—		—		—
Net loss	$(268,301)		$(1,523,015)		$(1,791,316)	$(1,302,384)		$(1,555,797)		$(2,858,181)

Net loss per share, basic and diluted	$(0.00)	$			$(0.07)	$(0.01)	$			$(0.17)
Weighted average shares outstanding, basic and diluted	109,459,182				24,564,538	109,459,182				17,291,813

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of cash flows for the six months ended April 30, 2023:

	For the six months ended April 30, 2023	Adjustments		For the six months ended April 30, 2023
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,302,385)	(1,555,796)		$(2,858,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation expense - stock	—	1,959,107	8	1,959,107
Loss on change in fair value of derivative liability	—	(713,136)	8	(713,136)
Amortization of debt discount related to derivatives	—	1,047,879	8	1,047,879
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(453,772)	—		(453,772)
Increase (Decrease) in accounts payable and accrued liabilities	(52,701)	66,136	3,5	13,435
Increase (Decrease) in derivative liabilities	340,713	(340,713)	7	—
Change in derivative interest	(5,969)	5,969	8	—

Net cash used in operating activities	$(1,474,114)	469,447		$(1,004,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Long term investments	(18,550,285)	18,550,285	9	—
Net cash used in investing activities	$(18,550,285)	18,550,285		$—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	518,500	1,020,510	10	1,539,010
Additional paid-in capital	20,081,273	(20,081,273)	10	—
Net cash provided by financing activities	$20,599,773	(19,060,763)		$1,539,010

Net decrease in cash and cash equivalents	575,374	(41,031)		534,343
Cash and cash equivalents, beginning of the year	(32,453)	32,453		—
Cash and cash equivalents, end of the year	$542,921	(8,578)		$534,343

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$—			$—

Supplemental disclosure of noncash financing activities:
Conversion of convertible notes payable to shareholders’ equity	$—			$1,091,164
Issuance of common stock issued upon purchase of intangible assets	$—			$18,550,285

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 4 - REVENUES

Revenues

For the three months ended April 30, 2024, Arax Holdings Corp. reported revenue of $301,750, compared to $226,886 for the same period in 2023. For the six months ended April 30, 2024, the Company reported revenue of $528,636, compared to $453,772 for the same period in 2023. The increase in revenue is primarily due to the incorporation of additional modules of Arax’s BaaP (Blockchain-as-a-Platform) enterprise ecosystem in the current sales offerings.

●	Service Offerings: Include software subscriptions that require secure access, enabling user interactions via blockchain networks
●	Use Cases: The Company develops tailored solutions, known as Use Cases, which can incorporate both physical inventory and software components. These are customized for each client
●	Cost Sharing: In some instances, the Company co-invests in the initial setup infrastructure costs with government or enterprise partners
●	Revenue Model: Primarily, revenue is derived from subscription fees and transaction fees associated with blockchain interactions, rather than from the initial infrastructure investments.

Disaggregation of Revenue

The following tables provide a disaggregation of revenue by major product line and timing of revenue recognition for the periods presented:

	For the three months ended		For the six months ended
Product Line	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
BaaP Software Modules	$150,875	$112,450	$258,320	$200,000
Consulting and Integration Services	80,600	65,600	160,000	150,000
Subscription Services	70,275	48,836	110,316	103,772
Total	$301,750	$226,886	$528,636	$453,772

NOTE 5 – ASSETS ACQUSITION

Core Business Holdings Acquisition

In December 2022, Arax Holdings Corp. completed the acquisition of Core Business Holdings for a total consideration of $18,000,000. This transaction is classified as an asset acquisition rather than a business combination in accordance with ASC Topic 805-50, due to the nature of the acquired assets being solely intellectual properties (IP) without substantive processes or outputs necessary to meet the definition of a business under ASC 805-10-55.

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

The impairment was necessitated by the related party nature of the transaction, which requires a cautious approach to valuation until a formal, independent valuation is available. As of the reporting date, the impairment recognized amounted to $18,550,285, reflecting the difference between the asset’s carrying value at acquisition and its fair value, adjusted for this impairment.

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

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 5 – ASSETS ACQUSITION (CONTINUED)

Cilandro SA Acquisition

On May 3, 2023, the Company acquired 100% of Cilandro SA registered under Swiss law (“Cilandro”). The acquisition did not qualify as a business combination and, as a result, was accounted for as an asset acquisition as the fair value of the gross assets acquired was primarily related to a single asset. The Company issued 100,000 shares of the Company’s common stock to Cilandro, and a convertible promissory note with the principal of $58,000, and assumed approximately $100,000 in accrued liability for Cilandro, reflecting an aggregate purchase price of $268,000.

Consideration
Issuance of common stock	$110,000
Issuance of convertible note	58,000
Liability assumed	100,000
Total consideration	$268,000

Asset Acquired
Financial license	$268,000

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs capitalized as of April 30, 2024 and October 31, 2023, were $6,298,452 and $5,033,332 respectively. Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for BaaP (Blockchain-as-a-Platform) software solutions.

In accordance with the Generally Accepted Accounting Principles (GAAP), ARAX Holdings Corp. has adopted a systematic and rational methodology for the capitalization of certain software development costs, as outlined in the GAAP guidelines under Paragraph 985-20-25-2(a). This process involves three essential criteria related to detailed program design that must be met before the commencement of capitalization. The acquisition of Core Business Holdings (CBH) came after CBH had completed the Program Design, Research & Development, Product Design, and Testing phases for four pivotal software platforms. Illustrated from Industry Standards and reputable development repository for storage of code and activities, the dates of completion of the software platforms were:

● Core Token and Smart Contract Platform: 06/06/2021
● Ping Exchange: 01/22/2021
● Wall Money: 03/13/2021
● Core Pay: 05/14/2019

The valuation of this acquisition was primarily based on the actual expenditures incurred during these phases, bringing these software platforms to a stage where they were feasible and ready for production. Subsequent to this acquisition, these software platforms were used in Arax’s Blockchain as a Platform (BaaP) production to the point of being ready for consumer release.

According to Paragraph 985-20-25-2, CBH had to perform minimum activities as evidence that technological feasibility had been established:

Meeting the 4 criteria for establishing technological feasibility the designs had to be completed to have the platform operative to complete initial customer testing which was conducted immediately after deployments.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

The completion of User Specifications and Requirements was part of the criteria needed to satisfy the software’s feasibility point prior to acquisition.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

ASC 985-20 focuses on the accounting for external-use software, emphasizing that all software development costs incurred before establishing the technological feasibility of the software product should be expensed. Once technological feasibility is established, without any remaining ‘high-risk’ development issues, development costs incurred thereafter (production costs) are to be capitalized to the extent they are recoverable by the software product’s net realizable value until the product is ready for general release. This directive applies not only to the development of new software products but also to enhancements of existing software products, where a ‘product enhancement’ refers to an improvement that significantly enhances the software product’s marketability or extends its useful life.

NOTE 7 – INTANGIBLE ASSETS

As of April 30, 2024 and October 31, 2023, respectively, the Company had $268,000 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and costs capitalized. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized. The Company did not recognize any intangible asset impairment charges during the three and six months ended April 30, 2024 or 2023.

NOTE 8 - DEBT

On April 5, 2024, the Company entered into a convertible promissory note agreement with a lender for $55,000. The note bears interest on the unpaid principal balance at a rate equal to ten percent (10%) per annum, accruing from the date of issuance until the note becomes due and payable at maturity. All principal and interest accrued shall be due on April 4, 2026.

After two days from the effective date, the noteholder shall have the right at any time to convert the outstanding principal in whole or in part into shares of common stock. For the first 60 days following the execution of the agreement, the conversion price shall be equal to $0.60 for each common share. After 60 days following the execution of the agreement, the conversion price will be 80% of the average of the lowest three closing prices of the Company’s common stock during the 10 consecutive trading days prior to the date the Holder elects to convert all or part of the note.

On April 22, 2024, the April 5th noteholder exercised the conversion option for the full balance of the note. The Company issued 92,093 shares of common stock at a conversion rate of $0.60.

On April 11, 2024, the Company entered into two convertible promissory note agreements with two lenders for $20,000 each, with a total of $40,000 in proceeds received. The notes bear interest on the unpaid principal balances at a rate equal to ten percent (10%) per annum, accruing from the date of issuance until the notes become due and payable at maturity. All principal and interest accrued shall be due on April 10, 2026.

After two days from the effective date, the noteholders shall have the right at any time to convert the outstanding principal in whole or in part into shares of common stock. For the first 60 days following the execution of the agreement, the conversion price shall be equal to $0.5525 for each common share. After 60 days following the execution of the agreement, the conversion price will be 80% of the average of the lowest three closing prices of the Company’s common stock during the 10 consecutive trading days prior to the date the Holder elects to convert all or part of the note.

On April 22, 2024, both April 11th noteholders exercised the conversion option for the full balance of the notes. The Company issued 36,308 shares of common stock to each noteholder at a conversion rate of $0.5525 for a total of 72,616 shares of common stock issued.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of April 30, 2024 and October 31, 2023 there were 10,000,000 shares of preferred stock issued and outstanding.

On March 31, 2021, the Company issued 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. The Series A shares are convertible into common stock on a 10 for 1 basis and were issued in return for a reduction of $16,166 of related party debt. Due to the thinly traded nature of the Company’s stock and its status as a “shell”, the Company used the par value of the common stock, which was determined to be $100,000, to value this issuance and recorded $16,166 for repayment of the loan and $83,834 as share-based compensation in the Company’s Statements of Operations.

Common Stock

The Company has authorized 950,000,000 shares of $0.0001 par value, common stock. As of April 30, 2024 and October 31, 2023 there were 127,753,215 and 126,160,534 shares of common stock issued and outstanding.

2024 Activity

Issuance of common stock in exchange for services performed

During the six months ended April 30, 2024 the Company issued 611,747 shares of common stock to a consultant for a total of $721,800 recognized as stock compensation.

Reduction of common stock to be issued in connection with acquisition

During the six months ended April 30, 2024 the Company issued 816,225 shares of common stock to three individuals in connection with the acquisition of Core Business Holdings.

Issuance of common stock in connection with debt

During the six months ended April 30, 2024 the Company issued 164,709 shares of common stock to three noteholders who elected to convert $95,000 in notes payable into equity of the Company (see Note 8).

2023 Activity

Issuance of common stock in connection with acquisition

During the six months ended April 30, 2023 the Company issued 90,215,096 shares of common stock valued at $18,000,000 to five individuals in connection with the acquisition of Core Business Holdings (See Note 5).

During the six months ended April 30, 2023 the Company issued 2,619,875 shares of common stock in connection with the conversion of $550,285 of convertible notes payable.

Issuance of common stock upon conversion of convertible promissory notes

During the six months ended April 30, 2023 the Company issued 4,250,173 shares of common stock in connection with the conversion of $1,100,466 of convertible notes payable.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 9 – EQUITY (CONTINUED)

Issuance of common stock in exchange for services performed

During the six months ended April 30, 2023 the Company issued 2,038,744 shares of common stock to a consultant for a total of $1,959,107 recognized as stock compensation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of April 30, 2024 and October 31, 2023, no amounts have been accrued related to such indemnification provisions.

NOTE 11 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $57,756 to the Company as of April 30, 2024 and October 31, 2023. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024 AND 2023
(unaudited)

NOTE 11 – ADVANCES FROM RELATED PARTY (CONTINUED)

In determining the transaction price allocated to performance obligations, the Company considers the terms of the contracts and its customary business practices. Significant judgment is required in determining whether performance obligations are satisfied over time or at a point in time, and the measurement of progress toward complete satisfaction of performance obligations.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analysed its operations subsequent to April 30, 2024, to the date these financial statements were issued.

In May of 2024, the Company issued $231,000 in convertible notes with a 10 percent interest rate and discounted conversion option into common shares of the Company.

In June of 2024, the Company issued 351,596 shares of the Company’s common shares in satisfaction of $231,561 in convertible notes including interest issued in May 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and requires additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity that desires access to the U.S. capital markets.

As of the date of this Report, our management has continued to complete the acquisition of certain technologies and software businesses including the Core Business Holdings Group and Cilandro. These businesses, technology, and any other target business that are selected may be financially unstable or in the early stages of development. In such an event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavour to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Going Concern

Our April 30, 2024, financial statements indicate that our capital resources as of the report date were not sufficient to sustain operations or complete our planned activities for the upcoming year. This assessment is made in accordance with the going concern disclosure requirements set forth by Generally Accepted Accounting Principles (GAAP) and Accounting Standards Codification (ASC) rules.

Critical Accounting Principles

The preparation of financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. We have not identified any critical accounting policies.

Result of Operations

Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

Revenue

We had $301,750 and $226,886 in revenue during the three months ending April 30, 2024 and April 30, 2023 respectively. The increase of $74,864 or 33% resulted primarily from increases in our BaaP Software Modules, Consulting and Integration Services, and Subscription Services of $38,425, $15,000, and $21,439, respectively.

Operating Expenses

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees.

We had total operating expenses of $88 thousand for the three-month period ended April 30, 2024, compared to $2.7 million for the corresponding three-month period in 2023, a decrease of $2.6 million or 97%. This decrease was due to decreases in general and administrative and stock compensation expenses of $0.7 million and $1.9 million, respectively.

Other Income (Expense)

Other income (expense) for the three-month period ended April 30, 2024, was expense of $887 compared to income of $684 thousand in the corresponding 2023 period.

Net Loss

For the three-months ended April 30, 2024, we had a net income from continuing operations of $213 thousand compared to a net loss of $1.8 million during the corresponding three-month period in 2023.

Six Months Ended April 30, 2024 Compared to the Six Months Ended April 30, 2023

Revenue

We had $528,636 and $453,772 in revenue during the six months ending April 30, 2024 and April 30, 2023 respectively. The increase of $74,864 or 16% resulted primarily from a increases in our BaaP Software Modules, Consulting and Integration Services, and Subscription Services of $58,320, $10,000, and $6,544, respectively.

Operating Expenses

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees.

We had total operating expenses of $1.0 million for the six-month period ended April 30, 2024, compared to $3.0 million for the corresponding six-month period in 2023, a decrease of $2.0 million or 66%. This decrease was due to decreases in general and administrative of $0.7 million and stock-based compensation expense of $1.2 million, respectively.

Other Income (Expense)

Other income (expense) for the six-month period ended April 30, 2024, was expense of $887 compared to expense of $364 thousand in the corresponding 2023 period.

Net Loss

For the six-months ended April 30, 2024, we had a net income from continuing operations of $473 thousand compared to a net loss of $2.9 million during the corresponding six-month period in 2023.

Liquidity and Capital Resources

For the six months ended April 30, 2024, net cash used in operating activities was $183 thousand, compared to net cash used in operating activities of $1.0 million for the corresponding six-month period in 2023. For the six months ended April 30, 2024, net loss was $473 thousand. Net loss includes non-cash items of depreciation and amortization expense of $302, equity-based compensation expense of $722 thousand, and changes in operating assets and liabilities of $433 thousand.

For the six months ended April 30, 2024, and 2023, net cash used by investing activities was $1,265,120 and $0, respectively. The Company capitalized $1.2 million of software and development costs (see Note 6).

For the six months ended April 30, 2024 and 2023, net cash provided by financing activities was $95 thousand and $1.5 million, respectively. The Company received $95,000 from the issuance of notes payable in 2024 and $1,539,000 from the issuance of notes payable in 2023.

Based on our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with any acquisition, or reverse merger, we may be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

We currently are dependent on the issuance of convertible debt financing and an entity controlled by the Company’s Chairman for funds used to pay corporate expenses of the Company, and the payments made by the controlling entity were made directly to the vendors by this entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Our debt obligations contain interest rates that are fixed, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of April 30, 2024 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our evaluation under the framework described above, as of April 30, 2024, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Change in Par Value of Common Stock

On December 20, 2022, the Board of Directors of the Company approved an amendment to the Company’s Certificate of Incorporation to decrease the par value of the Company’s common stock from $0.001 per share to $0.0001 per share. This change was effectuated on March 13, 2023 and applies to all issued and outstanding shares of the Company’s common stock.

The primary purpose of reducing the par value was to align the Company’s capital structure with its current financial strategy. The reduction in par value does not affect the total number of shares of common stock authorized for issuance, which remains at 128,025,290 shares. Additionally, this change does not alter the rights or preferences of the Company’s common stock.

The following table sets forth the impact of the change in par value on the Company’s common stock as of April 30, 2024:

As of April 30, 2024	Before Amendment	After Amendment
Par Value per Share	$0.001	$0.0001
Total Shares Issued and Outstanding	127,753,215	127,753,215
Total Par Value	$127,753	$12,775

This amendment was made to improve the Company’s financial flexibility and reduce administrative burdens associated with higher par value shares. The Company believes this adjustment better positions it for future growth and investment opportunities.

For further details, refer to the section “Notes to Financial Statements” included in this report.

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

Arax Holdings Corp
(Registrant)

Date: September 11, 2024	By:	/s/ Michael Loubser
Michael Loubser, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)