Form 10-Q
period 2024-07-31
Arax Holdings Corp
filed 2024-09-23
CIK 1566243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of September 20, 2024, there were 128,376,886 common shares outstanding.

Arax Holdings Corp.

 ARAX HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1 – FINANCIAL INFORMATION

Item 1. – Financial Statements

	(unaudited)	(restated)
	July 31, 2024	October 31, 2023
ASSETS

Cash	$12,169	$1,448,769
Accounts receivable	755,587	226,951
Total current assets	767,756	1,675,720

Property and equipment, net of accumulated depreciation of $532 and $79, respectively	1,057	1,510
Capitalized software development costs	6,405,952	5,033,332
Other assets	169,373	169,373
Intangible assets, net	268,000	268,000
Total assets	$7,612,138	$7,147,935

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$137,223	$100,000
Accrued expenses	200,910	100,378
Due to related party	157,756	157,756
Notes payable	11,000	—
Total current liabilities	506,889	358,134
Total liabilities	506,889	358,134

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	10,000	10,000
Common stock, Par Value $0.0001, 950,000,000 shares authorized, 128,253,557 and 126,160,534 issued and outstanding as of July 31, 2024 and October 31, 2023	12,825	12,616
Common stock to be issued	900,000	1,440,000
Additional paid in capital	29,682,169	27,920,998
Accumulated deficit	(23,499,745)	(22,593,813)
Total stockholders’ equity	7,105,249	6,789,801
Total liabilities and stockholders’ equity	$7,612,138	$7,147,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARAX HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

		(Restated)		(Restated)
	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2024	2023	2024	2023

Revenue	$—	$228,518	$528,636	$682,290
Cost of revenue	—	—	—	—
Gross Profit (Loss)	—	228,518	528,636	682,290

Operating expenses:
General and administrative expenses	329,765	2,836,560	608,904	3,853,913
Stock based compensation	—	—	721,861	1,959,107
Total Operating Expenses	329,765	2,836,560	1,330,765	5,813,020

LOSS FROM OPERATIONS	(329,765)	(2,608,042)	(802,129)	(5,130,730)

OTHER INCOME (EXPENSE):
Loss on short-term borrowing settlement	(103,400)	—	(103,400)	—
Other Income (Expense)	(101)	334,743	(403)	(750)
Total Other Income (Expense)	(103,501)	334,743	(103,803)	(750)

Net loss before taxes	(433,266)	(2,273,299)	(905,932)	(5,131,480)
Income tax provision (benefit)	—	—	—	—
Net loss	$(433,266)	$(2,273,299)	$(905,932)	$(5,131,480)

Net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.10)
Weighted average shares outstanding, basic and diluted	128,066,699	114,065,825	127,256,650	50,007,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARAX HOLDINGS CORP.
(restated)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023
(unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued	Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	In Capital	Deficit	Equity
Balance as of October 31, 2023 (restated)	10,000,000	$10,000	126,160,534	$12,616	$1,440,000	$27,920,998	$(22,593,813)	$6,789,801
Issuance of common stock for services	—	—	611,747	62	—	721,800	—	721,862
Reduction of common stock to be issued for acquisition	—	—	544,150	54	(360,000)	359,946	—	—
Net Loss	—	—	—	—	—	—	(685,994)	(685,994)
Balance as of January 31, 2024 (restated)	10,000,000	10,000	127,316,431	12,732	1,080,000	29,002,744	(23,279,807)	6,825,669
Issuance of common stock upon conversion of convertible notes	—	—	164,709	16	—	95,359	—	95,376
Reduction of common stock to be issued for acquisition	—	—	272,075	27	(180,000)	179,973	—	—
Net Loss	—	—	—	—	—	—	213,328	213,328
Balance as of April 30, 2024	10,000,000	10,000	127,753,215	12,775	900,000	29,278,076	(23,066,479)	7,134,372
Issuance of common stock upon conversion of convertible notes	—	—	390,342	39	—	256,704	—	256,743
Issuance of common stock upon settlement of short-term borrowings	—	—	110,000	11	—	147,389	—	147,400
Net Loss	—	—	—	—	—	—	(433,266)	(433,266)
Balance as of July 31, 2024	10,000,000	$10,000	128,253,557	$12,825	$900,000	$29,682,169	$(23,499,745)	$7,105,249

	Preferred Stock		Common Stock		Common Stock to be Issued	Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	In Capital	Deficit	Equity
Balance as of October 31, 2022	10,000,000	$10,000	$10,335,294	$1,034	$—	$684,046	$(879,006)	$(183,926)
Net Loss	—	—	—	—	—	—	(1,066,865)	(1,066,865)
Balance as of January 31, 2023	10,000,000	10,000	10,335,294	1,034	—	684,046	(1,945,871)	(1,250,791)
Issuance of common stock for acquisition	—	—	90,215,096	9,022	3,222,000	14,768,978	—	18,000,000
Issuance of common stock upon conversion of convertible promissory notes	—	—	4,250,173	425	—	1,100,041	—	1,100,466
Common stock issued for services	—	—	2,038,744	204	3,143	1,955,761	—	1,959,108
Issuance of common stock in the conversion of convertible notes related to the acquisition	—	—	2,619,875	262	27,626	522,397	—	550,285
Net Loss	—	—	—	—	—	—	(1,791,316)	(1,791,316)
Balance as of April 30, 2023	10,000,000	10,000	109,459,182	10,946	3,252,769	19,031,223	(3,737,187)	18,567,751
Issuance of common stock upon conversion of convertible promissory notes	—	—	5,264,352	526	30,000	2,799,776	—	2,830,302
Common stock issued for acquisition	—	—	2,847,381	285	(1,812,769)	1,812,484	—	—
Net Loss	—	—	—	—	—	—	(2,273,299)	(2,273,299)
Balance as of July 31, 2023 (restated)	10,000,000	$10,000	$117,570,915	$11,757	$1,470,000	$23,643,483	$(6,010,486)	$19,124,754

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARAX HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	July 31, 2024	July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net loss	$(905,932)	$(5,131,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of short-term borrowings	103,400	—
Depreciation and amortization expense	453	—
Noncash interest expense	377	—
Amortization of debt discount related to derivatives	—	1,047,879
Stock based compensation expense	721,862	1,959,095
Change in fair value of derivative liability	—	(1,047,879)
Changes in operating assets and liabilities
Increase in accounts receivable	(528,636)	(680,658)
Increase in accounts payable and accrued liabilities	138,496	135,033
Net cash used in operating activities	(469,980)	(3,718,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software and development costs	(1,372,620)	—
Net cash used in investing activities	(1,372,620)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	362,000	3,718,010
Proceeds from short-term borrowings	44,000	—
Net cash provided by financing activities	406,000	3,718,010

Net decrease in cash and cash equivalents	(1,436,600)	—
Cash and cash equivalents, beginning of the period	1,448,769	—
Cash and cash equivalents, end of the period	$12,169	$—

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	—	—

Supplemental disclosure of Noncash financing activities:
Issuance of common stock for acquisition of Core Business Holdings	—	14,778,000
Reduction of common stock to be issued for acquisition of Core Business Holdings	540,000	1,812,769
Issuance of common stock in the conversion of convertible notes related to the acquisition of Core Business Holdings	—	522,659
Issuance of common stock upon conversion of convertible notes	352,118	3,781,478
Issuance of common stock upon settlement of debt	147,400	—
Purchase of intangible assets related to the Cilandro acquisition	—	268,000
Issuance of common stock for intangible assets related to the Cilandro acquisition	—	110,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ARAX HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2024 AND 2023
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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2024, and the results of its operations and its cash flows for the nine months ended July 31, 2024 and 2023. The balance sheet as of October 31, 2023 (as restated), is derived from the Company’s audited financial statements.  The results of operations for the three and nine months ended July 31, 2024, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 2024.

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

Cash

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of July 31, 2024. The Company had no cash equivalents as of July 31, 2024.

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

Cost of Revenues

Cost of revenues consists of employee costs, third party staffing costs and other fees, outsourced recruiter fees, and commissions. There have been no costs of revenue for the periods presented.

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

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded no allowance for doubtful as of July 31, 2024 and October 31, 2023.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining periods of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended July 31, 2024 and 2023 was $151 and $0, respectively and was $453 and $0 for the nine months ended July 31, 2024 and 2023, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of July 31, 2024, and October 31, 2023 one customer accounted for all of the accounts receivable balance.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred. The Company has no material research and development costs during the three and nine months ended July 31, 2024 and 2023, respectively.

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were not material for the three and nine months ended July 31, 2024 and 2023, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a hierarchical framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of July 31, 2023.

For the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the nine months ended July 31, 2023:

Ending balance, October 31, 2022	$—
Initial recognition of derivative liability:	1,047,879
Re-measurement adjustments:
Change in fair value of derivative liability	(1,047,879)
Ending balance, July 31, 2023	$—

The fair value of the derivative liability was estimated using binomial option-pricing model with the following assumptions:

July 31, 2023
Stock Price on Valuation Date	$0.70
Risk-Free Rate	5.53%
Volatility	307.56%
Term	2.5 yrs
Conversion price	$0.2

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

Intangible Assets

The Company has intangible assets with indefinite useful lives obtained as a result of assets acquisitions from Cilandro SA (see Note 6) in the second quarter of 2023, which includes financial license in aggregate amount of $268,000.

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

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described. There was no derivative liability as of July 31, 2024 and October 31, 2023.

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

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019, using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less. As of July 31, 2024 and October 31, 2023 the Company did not have leases that qualified as right of use assets.

Loss per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 1,042,211 and 1,000,000 were excluded from the computation of diluted earnings per share for the nine months ended July 31, 2024, and 2023, respectively, because their effects would have been anti-dilutive.

	July 31, 2024	July 31, 2023
Convertible notes	$42,211	$—
Convertible preferred stock	1,000,000	1,000,000
Total	$1,042,211	$1,000,000

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $470 thousand in operations during the nine months ended July 31, 2024 and has a working capital of approximately $261 thousand at July 31, 2024; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending October 31, 2024, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and its Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2023, with the Securities and Exchange Commission on September 22, 2023, the Company performed an evaluation of its accounting policies in relation to the fair value of its common stock. Management determined that the Original Forms 10-K and 10-Q do not give effect to certain expenses identified. Accordingly, the Company restates its consolidated financial statements in this Form 10-Q as outlined further below. Upon review of the Company’s previously filed Forms 10-K and 10-Q, the following errors were discovered and recorded:

1.	Prepared the July 31, 2023, cash flow statement in accordance with GAAP to correct previous inconsistencies with the preparation of the report.
2.	Reclassified $100,000 of consulting and development services expense to ‘Due to related party’
3.	Adjusted stock-based compensation expense and related addition paid-in capital and reclassified it to an individual line within the operating expenses
4.	Included additional expense already maintained in the Companies system within general and administrative expenses
5.	Included developmental expenses within general and administrative expenses

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed consolidated statement of operations for the three and nine months ended July 31, 2023:

	For the Three Months Ended					For the Nine Months Ended
	July 31,				July 31,	July 31,				July 31,
	2023	Adjustments			2023	2023	Adjustments			2023
	(As Filed)				(As Restated)	(As Filed)				(As Restated)
Revenues	$228,518		$—		$228,518	$682,290		$—		$682,290
Cost of sales	—		—		—	—		—		—
Gross profit (loss)	228,518		—		228,518	682,290		—		682,290

Operating expenses:
General and administrative expenses	379,295		2,457,265	2,4	2,836,560	831,237		3,022,676	2,4	3,853,913
Development expenses	2,185,420		(2,185,420)	5	—	3,154,142		(3,154,142)	5	—
Stock based compensation	—		448,430	3	448,430	—		1,959,107	3	1,959,107
Total operating expenses	2,564,715		720,275		3,284,990	3,985,379		1,827,641		5,813,020

Loss from operations	(2,336,197)		(720,275)		(3,056,472)	(3,303,089)		(1,827,641)		(5,130,730)

Other income (expense):
Other income (expense)	334,743		—		334,743	(750)		—		(750)
Total other income (expense)	334,743		—		334,743	(750)		—		(750)

Net loss before taxes	(2,001,454)		(720,275)		(2,721,729)	(3,303,839)		(1,827,641)		(5,131,480)
Income tax provision (benefit)	—		—		—	—		—		—
Net loss	$(2,001,454)		$(720,275)		$(2,721,729)	$(3,303,839)		$(1,827,641)		$(5,131,480)

Net loss per share, basic and diluted	$(0.04)	$			$(0.02)	$(0.06)	$			$(0.10)
Weighted average shares outstanding, basic and diluted	51,295,583				114,065,825	51,295,583				50,007,263

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of cash flows for the nine months ended July 31, 2023:

	For the nine months ended July 31, 2023	Adjustments		For the nine months ended July 31, 2023
	(As Filed)			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,303,839)	(1,827,641	) 1	$(5,131,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation expense - stock	—	1,959,095	1	1,959,095
Amortization of debt discount related to derivatives	—	1,047,879	1	1,047,879
Change in fair value of derivative liability	—	(1,047,879)	1	(1,047,879)
Changes in operating assets and liabilities
Increase in accounts receivable	(680,658)	—		(680,658)
Increase in accounts payable and accrued liabilities	73,363	61,670	1	135,033
Net cash used in operating activities	$(3,911,134)	193,124		$(3,718,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Long term investments	(18,818,285)	18,818,285	1	—
Net cash used in investing activities	$(18,818,285)	18,818,285		$—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	3,718,010	1	3,718,010
Additional paid-in capital	22,785,154	(22,785,154)	1	—
Common stock	107,236	(107,236)	1	—
Net cash provided by financing activities	$22,892,390	(19,174,380)		$3,718,010

Net increase (decrease) in cash and cash equivalents	162,971	(162,971	) 1	—
Cash and cash equivalents, beginning of the period	(32,453)	32,453		—
Cash and cash equivalents, end of the period	$130,518	(130,518	) 1	$—

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$—			$—

Supplemental disclosure of noncash financing activities:
Issuance of common stock for acquisition	$—	$14,778,000	1	$14,778,000
Reduction of common stock to be issued for acquisition	$—	$1,812,769	1	$1,812,769
Issuance of common stock in the conversion of convertible notes related to the acquisition	$—	$522,659		$522,659
Issuance of common stock upon conversion of notes payable	$—	$3,781,478	1	$3,781,478
Purchase of intangible assets related to the Cilandro acquisition	$—	$158,000	1	$158,000
Issuance of common stock for intangible assets related to the Cilandro acquisition	$—	$110,000	1	$110,000

NOTE 4 - REVENUES

Revenues

For the three months ended July 31, 2024, Arax Holdings Corp. reported revenue of $0, compared to $226,886 for the same period in 2023. For the nine months ended July 31, 2024, the Company reported revenue of $528,636, compared to $682,290 for the same period in 2023.

The decrease in revenue for the three months ended July 31, 2024 as compared to the same period in a prior year is primarily due to the timing of completion of the specific projects during the quarter.

The decrease in revenue  for the nine months ended July 31, 2024 as compared to the same period in a prior year is primarily due to the delay in completions for the specific projects during the year.

●	Service Offerings: Include software subscriptions that require secure access, enabling user interactions via blockchain networks

●	Use Cases: The Company develops tailored solutions, known as Use Cases, which can incorporate both physical inventory and software components. These are customized for each client

●	Cost Sharing: In some instances, the Company co-invests in the initial setup infrastructure costs with government or enterprise partners

●	Revenue Model: Primarily, revenue is derived from subscription fees and transaction fees associated with blockchain interactions, rather than from the initial infrastructure investments.

Disaggregation of Revenue

The following tables provide a disaggregation of revenue by major product line and timing of revenue recognition for the periods presented:

	For the three months ended		For the nine months ended
Product Line	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
BaaP Software Modules	$—	$228,518	$258,320	$428,518
Consulting and Integration Services	—	—	160,000	150,000
Subscription Services	—	—	110,316	103,772
Total	$—	$228,518	$528,636	$682,290

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

This transaction was between related parties and, as required by ASC 850, all relevant details of the transaction have been fully disclosed. The acquisition was conducted at fair value, which coincides with the direct costs associated with the development of the acquired software IP. Such transactions were scrutinized to ensure they reflect terms that are consistent with market practices and did not result from motivations that would detract from the interests of the shareholders.

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

Cilandro SA Acquisition

On May 3, 2023, the Company acquired 100% of Cilandro SA registered under Swiss law (“Cilandro”). The acquisition did not qualify as a business combination and, as a result, was accounted for as an asset acquisition as the fair value of the gross assets acquired was primarily related to a single asset. The Company issued 110,000   shares of the Company’s common stock to Cilandro, and a convertible promissory note with the principal of $58,000, and assumed approximately $100,000 in accrued liability for Cilandro, reflecting an aggregate purchase price of $268,000.

Consideration
Issuance of common stock	$110,000
Issuance of convertible note	58,000
Liability assumed	100,000
Total consideration	$268,000

Asset Acquired
Financial license	$268,000

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs capitalized as of July 31, 2024 and October 31, 2023, were $6,405,952 and $5,033,332 respectively. Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for BaaP (Blockchain-as-a-Platform) software solutions.

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

ASC 985-20 focuses on the accounting for external-use software, emphasizing that all nsoftware development costs incurred before establishing the technological feasibility of the software product should be expensed. Once technological feasibility is established, without any remaining ‘high-risk’ development issues, development costs incurred thereafter (production costs) are to be capitalized to the extent they are recoverable by the software product’s net realizable value until the product is ready for general release. This directive applies not only to the development of new software products but also to enhancements of existing software products, where a ‘product enhancement’ refers to an improvement that significantly enhances the software product’s marketability or extends its useful life.

NOTE 7 – INTANGIBLE ASSETS

As of July 31, 2024 and October 31, 2023, respectively, the Company had $268,000 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and costs capitalized. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the intangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized. The Company did not recognize any intangible asset impairment charges during the three and nine months ended July 31, 2024 or 2023.

NOTE 8 - DEBT

Convertible Notes Issued in 2024

On various dates during the three and nine months ended July 31, 2024, the Company entered into a series of convertible promissory notes totalling $267,000 and $362,000, respectively, in proceeds received. These notes each bear interest on the unpaid principal balance at a rate equal to ten percent (10%) per annum, accruing from the date of issuance until the note becomes due and payable at maturity. All principal and interest accrued shall be due two years from the initial borrowing date.

After two days from the effective date of each respective note, each noteholder shall have the right at any time to convert the outstanding principal in whole or in part into shares of common stock. For the first 60 days following the execution of the agreement, the conversion price shall be equal to a range from $0.55 to $0.80 for each common share, identified in each individual note agreement. After 60 days following the execution of the agreement, the conversion price will be 80% of the average of the lowest three closing prices of the Company’s common stock during the 10 consecutive trading days prior to the date the Holder elects to convert all or part of the note.

During the nine months ended July 31, 2024, the holders of several notes exercised the conversion option for the full balance of each respective note. As a result, during the three months ended July 31, 2024, the Company issued a grand total of 390,342 shares of common stock at conversion rates between $0.55 and $0.80 for total consideration of approximately $256,743. During the nine months ended July 31, 2024, the Company issued a grand total of 555,051 shares of common stock at conversion rates between $0.55 and $0.80 for total consideration of approximately $352,173.

As of July 31, 2024, the outstanding balance on the remaining notes amounts to $11,000.

Short-Term Borrowings

On May 1, 2024, the Company received a total of $44,000 from a lender as a short-term borrowing with no defined contract terms. On May 10, 2024, the Company agreed to settle the outstanding short-term borrowing with 110,000 shares of common stock issued. The fair value of the common stock issued was determined using the stock price as of the date of the settlement at $1.34 per share or $147,400 in total. As a result of this transaction the Company recorded a loss on extinguishment of short-term borrowing for the total amount of $103,400 being included in other expense within accompanying statement of operations for the three and note months periods ended July 31, 2024.

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of July 31, 2024 and October 31, 2023 there were 10,000,000 shares of preferred stock issued and outstanding.

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

Common Stock

The Company has authorized 950,000,000 shares of $0.0001 par value, common stock. As of July 31, 2024, and October 31, 2023 there were 128,253,557 and 126,160,534 shares of common stock issued and outstanding.

2024 Activity

Issuance of common stock in exchange for services performed

During the nine months ended July 31, 2024 the Company issued 611,747 shares of common stock to a consultant for a total of $721,800 recognized as stock compensation.

Reduction of common stock to be issued in connection with acquisition

During the nine months ended July 31, 2024 the Company issued 816,225 shares, valued at $540,000, in connection with the acquisition of Core Business Holdings (See Note 5). These shares had previously been included under Common stock to be issued as of April 30, 2024.

Issuance of common stock in connection with debt

During the nine months ended July 31, 2024 the Company issued 164,709 shares of common stock to three noteholders who elected to convert $95,000 in notes payable into equity of the Company (see Note 8).

Issuance of common stock upon conversion of convertible promissory notes

During the nine months ended July 31, 2024 the Company issued 500,342 shares of common stock in connection with the conversion of $404,143 of convertible notes payable (See Note 8).

Issuance of common stock upon settlement of short-term borrowing

On May 10, 2024, the Company agreed to settle the outstanding short-term borrowing with 110,000 shares of common stock issued. The fair value of the common stock issued was determined using the stock price as of the date of the settlement at $1.34 per share or $147,400 in total (See Note 8).

 2023 Activity

Issuance of common stock in connection with acquisition

During the nine months ended July 31, 2023 the Company issued 90,215,096 shares of common stock, and agreed to issue an additional $3,222,000 worth of common stock to five individuals in connection with the acquisition of Core Business Holdings. The common stock issued, and agreed to be issued in the future, in connection with the acquisition of Core Business Holdings (See Note 5), was valued at $18,000,000.

During the nine months ended July 31, 2023 the Company issued 2,619,875 shares of common stock in connection with the conversion of $550,285 of convertible notes payable.

During the nine months ended July 31, 2023 the Company issued 2,847,381 shares, valued at $1,812,769, in connection with the acquisition of Core Business Holdings (See Note 5). These shares had previously been included under Common stock to be issued as of April 30, 2023.

Issuance of common stock upon conversion of convertible promissory notes

During the nine months ended July 31, 2023 the Company issued 9,514,525 shares of common stock in connection with the conversion of $3,930,768 of convertible notes payable.

Issuance of common stock in exchange for services performed

During the nine months ended July 31, 2023 the Company issued 2,038,744 shares of common stock to a consultant for a total of $1,959,107 recognized as stock compensation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of July 31, 2024 and October 31, 2023, no amounts have been accrued related to such indemnification provisions.

NOTE 11 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $57,756 to the Company as of July 31, 2024 and October 31, 2023. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

In determining the transaction price allocated to performance obligations, the Company considers the terms of the contracts and its customary business practices. Significant judgment is required in determining whether performance obligations are satisfied over time or at a point in time, and the measurement of progress toward complete satisfaction of performance obligations.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analysed its operations subsequent to July 31, 2024, to the date these financial statements were issued.

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

Going Concern

Our July 31, 2024, financial statements indicate that our capital resources as of the report date were not sufficient to sustain operations or complete our planned activities for the upcoming year. This assessment is made in accordance with the going concern disclosure requirements set forth by Generally Accepted Accounting Principles (GAAP) and Accounting Standards Codification (ASC) rules.

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

Result of Operations

Three Months Ended July 31, 2024 Compared to the Three Months Ended July 31, 2023

Revenue

We had $0 and $228,518 in revenue during the three months ending July 31, 2024 and July 31, 2023 respectively. The decrease of $228,518 or 100% was due to the timing of completion of the specific projects during the quarter.

Operating Expenses

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees.

We had total operating expenses of $329 thousand for the three-month period ended July 31, 2024, compared to $2.8 million for the corresponding three-month period in 2023, a decrease of $2.5 million or 88%. This decrease was due to decreases in legal and professional fees of approximately $2.6 million, partially offset by an increase in consulting and development services of approximately $106 thousand.

Other Income (Expense)

Other income (expense) for the three-month period ended July 31, 2024, was expense of $104 thousand compared to income of $334 thousand in the corresponding 2023 period. During the three month period ended July 31, 2024, other expense was primarily comprised of a $103 thousand loss on short-term borrowing settlements while the other income for the corresponding period in 2023 was primarily comprised of $335 thousand of amortization.

Net Loss

For the three-months ended July 31, 2024, we had a net loss from continuing operations of $433 thousand compared to a net loss of $2.3 million during the corresponding three-month period in 2023.

Nine Months Ended July 31, 2024 Compared to the Nine Months Ended July 31, 2023

Revenue

We had $528,636 and $682,290 in revenue during the nine months ending July 31, 2024 and July 31, 2023 respectively. The decrease of $153,654 or 23% resulted primarily due to the delay in completions for the specific projects during the year.

Operating Expenses

Our general and administrative expenses consist of professional fees and other costs incurred in connection with maintaining the Company’s filings with the Securities and Exchange Commission and the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees.

We had total operating expenses of $1.3 million for the nine-month period ended July 31, 2024, compared to $5.8 million for the corresponding nine-month period in 2023, a decrease of $4.5 million or 77%. This decrease was due to decreases in general and administrative of $3.2 million and stock-based compensation expense of $1.2 million, respectively. The decrease in general and administrative expenses for the comparative periods can be attributed to a decrease in consulting and development services of $3.3 million, partially offset by an increase in accounting fees of approximately $61 thousand. The decrease in the current period consulting and development services is due to the timing of certain projects performed in the prior year.

Other Income (Expense)

Other income (expense) for the nine-month period ended July 31, 2024, was expense of $104 thousand compared to expense of $750 in the corresponding 2023 period. The increase in expense of approximately $103 thousand is attributable to

Net Loss

For the nine-months ended July 31, 2024, we had a net loss from continuing operations of $906 thousand compared to a net loss of $5.1 million during the corresponding nine-month period in 2023.

Liquidity and Capital Resources

For the nine months ended July 31, 2024, net cash used in operating activities was $470 thousand, compared to net cash used in operating activities of $3.7 million for the corresponding nine-month period in 2023. For the nine months ended July 31, 2024, net loss was $906 thousand. Net loss includes depreciation and amortization expense of $453, equity-based compensation expense of $722 thousand, loss on debt settlement of $103 thousand, noncash interest expense of $377, and changes in operating assets and liabilities of $390 thousand.

For the nine months ended July 31, 2023, net loss was $5.1 million. Net loss includes equity-based compensation expense of $2.0 million, amortization of debt discount related to derivatives of $1.0 million, change in fair value of derivative liability of $1.0 million, and changes in operating assets and liabilities of $546 thousand.

For the nine months ended July 31, 2024 and 2023, net cash used by investing activities was $1,372,620 and $0, respectively. The Company capitalized $1.4 million of software and development costs (see Note 6).

For the nine months ended July 31, 2024 and 2023, net cash provided by financing activities was $406 thousand and $3.7 million, respectively. The Company received $362,000 from the issuance of notes payable in 2024 and $1,539,000 from the issuance of notes payable in 2023. The Company received $44,000 in proceeds from short-term borrowings during the nine months ended July 31, 2024.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of July 31, 2024 being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of July 31, 2024, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

 None.

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

Arax Holdings Corp
(Registrant)

Dated: September 23, 2024	By:	/s/ Michael Loubser
Michael Loubser, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)