Form 10-K
period 2024-10-31
Arax Holdings Corp
filed 2026-06-10
CIK 1566243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

820 E Park Ave, Bldg. F100
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 9, 2026, was approximately $2,884,594 based on a closing price of $0.0257 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of June 9, 2026  the Registrant had 201,585,818 shares of common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Arax Holdings Corp. unless otherwise indicated.

Cautionary Note Regarding Forward Looking Statements’

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

We were dormant from May 2005 through October 31, 2020. As of the date of this Report, we have and intend to engage in synergistic acquisitions or joint ventures with companies that we believe will enhance our business plan as a software and technology holding company.

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

On August 31, 2021, the Company appointed Christopher D. Strachan as its Chief Financial Officer. The Company began a transition into a software and technology holding company.

On December 30, 2022, the Company acquired Core Business Holdings (“CBH”) through a share swap agreement. Because this was a common-control transfer under ASC 805-50, the equity issued was recorded at the carrying amount of the net assets transferred (zero), with the difference recorded directly in additional paid-in capital and no income-statement impact. This acquisition provided key intellectual property assets to enhance the Company’s Blockchain as a Platform (BaaP) ecosystem.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY RISK MANAGEMENT AND STRATEGY

●	Arax Holdings Corp. recognizes that cybersecurity threats pose risks to our operations, particularly given our focus on blockchain technology, digital asset infrastructure, and software development. We have implemented a cybersecurity risk management program designed to identify, assess, and manage material risks from cybersecurity threats. This program is integrated into our overall enterprise risk management framework and includes the following key elements:
●	Regular risk assessments conducted by internal personnel and as needed, third-party specialists to evaluate vulnerabilities in our information systems, networks, and software platforms. Technical safeguards such as firewalls, encryption, multi-factor authentication, endpoint protection, and secure development practices aligned with industry standards. Employee training on cybersecurity awareness and incident response protocols. Monitoring of threat intelligence and periodic testing of security controls.
●	Engagement of qualified third-party providers for specialized security services, including penetration testing and vulnerability scanning. While we maintain cyber insurance as part of our overall risk mitigation strategy, we continuously evaluate and update our cybersecurity measures in response to evolving threats. To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that future threats will not have a material impact.
●	Governance
●	Our Board of Directors oversees cybersecurity risk as part of its broader enterprise risk oversight responsibilities. Management provides periodic updates to the Board on cybersecurity matters, including significant risks, mitigation efforts, and any incidents.
●	Day-to-day management of cybersecurity risks is led by our Chief Technology Officer, who has substantial experience in blockchain and information security, supported by our technical team. Management reports material cybersecurity developments to the Board as appropriate.
●	We engage qualified external cybersecurity consultants when needed to supplement internal capabilities and ensure independent assessment of our program.
●	This disclosure complies with Item 106 of Regulation S-K. We continue to evaluate and enhance our cybersecurity practices in line with regulatory requirements and industry best practices.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 820 E Park Ave, Bldg. F100, Tallahassee FL 32301.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “ARAT” Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

Holders

As of June 9, 2026 there were 138 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arax Holdings Corp. (the “Company”, “we”, “our”, or “us”) was incorporated under the laws of the State of Nevada on February 23, 2012. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a limited operating history and have generated modest revenues to date, primarily from our software and logistics services and emerging blockchain-based offerings.

Business Operations and Strategic Developments

The Company has established operations providing software and logistics services to a client in South Africa, generating consistent revenue streams. We are actively working to strengthen this relationship while pursuing expansion opportunities in other global markets. Our strategic focus has shifted toward leveraging blockchain technology to deliver innovative financial and technological solutions, as evidenced by our recent acquisitions and platform developments.

On December 30, 2022, the Company completed the acquisition of Core Business Holdings through a share swap agreement. The transaction was between entities under common control and, therefore, was accounted for under ASC 805-50 using carryover basis. The net assets acquired had a carrying amount of zero in the transferor’s records. Accordingly, no new basis of accounting was established, and no impairment expense or gain was recognized in the income statement. The equity issued was recorded at the carrying amount of the net assets transferred (zero), with the difference recorded directly in additional paid-in capital.

On May 3, 2023, we acquired 100% of Cilandro SA, a Swiss entity holding financial licenses, for $268,000, accounted for as an asset acquisition. This acquisition enhances our ability to offer Central Business Digital Currencies (CBDCs) and other blockchain-based financial solutions globally, positioning us to meet growing demand for digital financial infrastructure.

In 2025, we achieved a major milestone with the successful development of our BaaP Ecosystem—a Core Blockchain-based enterprise platform designed for seamless interoperability between our in-house technologies and third-party platforms through multiple connectors. Later that year, we launched the first solution platforms within the ecosystem: the Commodity Trade and Trade Finance platforms. These releases marked a significant step forward in advancing our blockchain strategy. These platforms facilitate secure and transparent commodity trade transactions and trade finance solutions, leveraging blockchain’s immutability and efficiency. We are currently onboarding a commodities test Use Case to validate the platform’s functionality, with initial results indicating strong potential for scalability and client adoption.

Additionally, we are advancing our age verification services, which utilize blockchain technology to provide secure and privacy-compliant identity verification solutions, targeting industries requiring robust compliance frameworks, such as finance and e-commerce.

Our revenue model is centered on subscription fees and transaction fees derived from our BaaP solutions, including software subscriptions, consulting, and integration services. We are also exploring co-investment opportunities with government and enterprise partners to share initial infrastructure costs, which we believe will accelerate market penetration and reduce capital requirements.

Plan of Operation

Our plan of operation focuses on expanding our blockchain-based offerings while continuing to grow our existing software and logistics services. Key initiatives include:

Scaling Blockchain Solutions: We are prioritizing the commercialization of our Trade Finance platform and age verification services, with ongoing efforts to onboard additional Use Cases and clients globally. The Core Blockchain, released in May 2022, serves as the backbone for these solutions, and we are developing additional software modules to enhance functionality and revenue potential.

Global Expansion: Building on our South African operations, we are targeting new markets in Europe, Asia, and North America, leveraging Cilandro’s financial licenses to offer stablecoins, stable tokens and CBDC and other digital financial solutions. Strategic partnerships and co-investment models will be critical to this expansion.

Strategic Acquisitions: We continue to evaluate opportunities to acquire complementary software technologies or businesses to bolster our BaaP portfolio. Our management is exploring potential business combinations, including reverse mergers or asset purchases, particularly in the U.S., to access capital markets and enhance shareholder value. Given our limited capital resources, we anticipate focusing on a single, high-impact acquisition, which may involve entities in early-stage development or facing financial challenges.

Operational Efficiency: We aim to optimize our cost structure by streamlining operations and leveraging our existing assets. This includes continued investment in software development under ASC 350-40 (internal-use software), where qualifying application-development-stage costs are capitalized while preliminary project and post-implementation costs are expensed as incurred. In fiscal 2024, $1,372,620 of software development expenditures were evaluated, resulting in the expensing of non-qualifying pre-feasibility costs and capitalization/amortization of qualifying costs (see Note 6).

Our Chief Executive Officer’s experience in business consulting guides our strategic direction, but we acknowledge the challenges in identifying and implementing a viable business strategy. Risks such as economic downturns, technological disruptions, and competitive pressures, including those exacerbated by the lingering effects of the coronavirus pandemic, may hinder our ability to execute our plan. We face competition from venture capital firms, blank check companies, and other entities seeking similar acquisition opportunities, many of which have greater financial resources.

Financial Condition and Results of Operations

Year Ended October 31, 2024 Compared to Year Ended October 31, 2023

Restatement of Prior Period Financial Statements

As discussed in Note 2, the Company restated its October 31, 2023, financial statements to correct the accounting for the common-control asset acquisition of Core Business Holdings under ASC 805-50 and to reclassify certain software development costs from ASC 985-20 (external-use) to ASC 350-40 (internal-use). The acquisition was originally recorded with an impairment loss; it has now been recharacterized as a direct equity adjustment with no income-statement impact. In addition, adjusting journal entries were recorded to reclassify previously expensed software development costs, resulting in changes to general and administrative expenses, research and development expenses, and amortization expense for the year. The non-cash restatement reduced 2023 assets by $4,982,519 and stockholders’ equity by $5,082,519 (recharacterization to equity), impacting year-over-year comparability of asset balances but not 2024 operations, liquidity, or cash flows. Management enhanced internal controls over common-control acquisitions and software capitalization accounting to prevent recurrence.

ARAX HOLDINGS CORP.
BALANCE SHEETS
	October 31, 2023	Adjustments	October 31, 2023 (As Restated)
ASSETS:
Current Assets:
Cash	$1,448,769	$—	$1,448,769
Accounts Receivable	226,951	(226,951)	—
Total current assets	1,675,720	(226,951)	1,448,769

Property, plant and equipment, net	1,510	—	1,510
Software development	5,033,332	(4,755,569)	277,763
Long-term investments	437,372	(437,372)	—
Intangible assets, net	—	268,000	268,000
Other assets	—	169,373	169,373
TOTAL ASSETS	$7,147,934	$(4,982,519)	$2,165,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$100,000	$100,000
Accrued expenses	100,378	—	100,378
Due to related party	57,756	100,000	157,756
Other current liabilities	100,000	(100,000)	—
Notes payable	—	—	—
Total current liabilities	258,134	100,000	358,134

TOTAL LIABILITIES	258,134	100,000	358,134

STOCKHOLDERS’ DEFICIT:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2023.	10,000	—	10,000
Common stock, par value $0.001, 950,000,000 shares authorized, 126,160,534 issued and outstanding as of October 31, 2023.	126,160	(113,544)	12,616
Common stock to be issued	—	33,142	33,142
Additional paid-in-capital	26,176,224	(16,959,205)	9,217,019
Accumulated deficit	(19,422,584)	11,957,088	(7,465,496)
TOTAL STOCKHOLDERS’ DEFICIT	6,889,800	(5,082,519)	1,807,281

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,147,934	$(4,982,519)	$2,165,415

ARAX HOLDINGS CORP.
STATEMENT OF OPERATIONS
			October 31, 2023
	October 31, 2023	Adjustments	(As Restated)
Revenues
Revenues	$909,176	$—	$909,176
Cost of sales	—	—	—
Gross Profit (Loss)	909,176	—	909,176

Operating expenses:
Administrative expenses	811,639	(811,639)	—
Administrative expenses -officers	90,000	(90,000)	—
General and administrative expenses	—	7,445,821	7,445,821
Depreciation and amortization expense	—	49,097	49,097
Total operating expenses	901,639	6,593,279	7,494,917

Loss from operations	7,537	(6,593,278)	(6,585,741)

Other income (expense):
Impairment of assets	(18,550,285)	18,550,285	—
OID (expense)	(830)	80	(750)
Total other income (expense)	(18,551,115)	(80)	(67,779,270)

Net loss before taxes	(18,543,578)	(11,957,088)	(6,586,491)
Income tax provision (benefit)	—	—	—
Net loss	$(18,543,578)	$11,957,088	$(6,586,491)

Net loss per share, basic and diluted	$(0.22)		$(0.10)
Weighted average shares outstanding, basic and diluted	82,811,424		67,779,270

Revenue

For the year ended October 31, 2024, we generated revenue of $613,636, of which $301,750 was from Gut Moravia, a related party, compared to $909,176 in 2023. The decline was primarily due to timing of project completions in software and logistics services. We expect revenue growth to resume as we onboard new Use Cases for our Trade Finance platform and expand age-verification services.

Operating Expenses

We had total operating expenses of $3,905,200 and $7,494,917 for the years ended October 31, 2024 and 2023, respectively, a decrease of $3,589,717 or 47.9%. This decrease is primarily due to a $2,368,146 reduction in general and administrative expenses and a $1,238,434 reduction in stock-based compensation expense. The changes in consulting and development services and accounting services reflect the timing of certain projects performed in the prior year. Depreciation and amortization of $65,960 is presented as a separate line below stock-based compensation.

Other Expense

Other expenses increase from $750 in 2023 to $272,773 in 2024, primarily due to the $169,373 impairment expense to capitalized software, and a $103,400 loss on short-term borrowing settlement, and minor other items.

Net Loss

Our net loss for 2024 was $3,564,336, a substantial improvement from $6,586,491 in 2023, primarily due to reduced software development expenses. The 2024 net loss reflects ongoing operating expenses, limited revenue growth, and stock-based compensation, underscoring the need for additional capital to support our growth initiatives.

Liquidity and Capital Resources

Net cash used in operating activities was $2,351,356 in fiscal 2024, primarily reflecting operating losses adjusted for non-cash items including software amortization of $65,356 and software impairment of $169,373 (see Note 6). Net cash used in investing activities was $0 in fiscal 2024. Net cash provided by financing activities was $983,430. Management continues to monitor liquidity closely given ongoing development efforts and limited cash resources.

ARAX HOLDINGS CORP.

SUMMARY TABLE

		October 31, 2023
Description	31-Oct-2024	(As Restated)	Variance
Total operating expenses	$3,905,200	$7,494,917	Decrease $3,589,717 (47.90%)
Net cash used in operating activities	(2,351,356)	(4,449,501)	Improvement $2,098,145
Net cash used in investing activities	—	(497,742)	Improvement $497,742
Net cash provided by financing activities	983,430	6,355,010	Decrease $5,371,580
Cash and cash equivalents, end of year	119,157	1,448,769	Decrease $1,329,612
Total assets	902,220	2,165,414	Decrease $1,263,194
Total Stockholders’ equity (deficit)	(521,414)	1,807,280	Decrease $2,328,693

Our current working capital is insufficient to sustain operations over the next 12 months, necessitating additional financing through debt or equity issuances. We are dependent on convertible debt financing and advances from an entity controlled by our Chairman, which amounted to $157,756 as of October 31, 2024. Future issuances of equity or convertible debt may result in significant dilution to existing shareholders and could involve securities with preferential rights. If adequate funds are not available on acceptable terms, our ability to pursue new business opportunities or acquisitions will be restricted, potentially materially impacting our operations.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm’s report accompanying our October 31, 2024, consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. This uncertainty arises from our limited operating history, ongoing losses, and dependence on external financing. To address this, we are actively pursuing revenue growth through our blockchain platforms, seeking strategic acquisitions, and exploring financing options to bolster our capital position.

Risks and Challenges

Our prospects must be considered in light of the risks inherent in our early-stage development, including:

Evolving Business Model: Our shift toward blockchain-based solutions, including Trade Finance and age verification services, requires significant investment and market acceptance, with no assurance of profitability.

Competitive Landscape: We face competition from well-funded firms seeking similar acquisition opportunities, which could limit our access to viable targets.

Regulatory Compliance: Increasing state-level privacy regulations and SEC reporting obligations may require substantial resources, potentially straining our limited capital.

Technological Risks: Rapid advancements in blockchain and financial technology could render our platforms obsolete if we fail to innovate.

Capital Constraints: Our limited resources may restrict our ability to diversify, increasing the risk of losses from a single venture or market.

To mitigate these risks, we are focusing on developing a robust marketing strategy, enhancing our technological capabilities, and attracting qualified personnel to execute our business plan. However, there can be no assurance that we will successfully address these challenges, and failure to do so could materially adversely affect our business prospects, financial condition, and results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. The most significant estimates and assumptions relate to revenue recognition (ASC 606), capitalization and amortization of internal-use software costs (ASC 350-40), impairment of long-lived assets (ASC 360-10), fair value of equity instruments issued, and the allowance for credit losses (ASC 326). Actual results could differ from these estimates.

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Internal-use software development costs are capitalized under ASC 350-40 once technological feasibility has been established and the software is placed in service, and are amortized over the estimated useful life of the related asset.

Critical Accounting Estimates

Significant estimates include the recoverability of capitalized software development costs and the fair value of common stock issued for non-cash consideration. The Company evaluates capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Forward-Looking Statements

This discussion contains forward-looking statements regarding our ability to expand our blockchain platforms, onboard new Use Cases, pursue acquisitions, and secure financing. These statements are subject to risks and uncertainties, including those described in Item 1A – Risk Factors (not required for smaller reporting companies but relevant for context). We undertake no obligation to update these statements unless required by law.

 Related Party Transaction

The Company had the following material related-party transactions (see Notes 4, 5, 8, 11, and 12):• Revenue from Gut Moravia (related party): $301,750 (2024) / $0 (2023).

•Advances from entity controlled by Chairman: $157,756 outstanding (2024 and 2023).

• Core Business Holdings acquisition (common-control transfer): In December 2022, the Company acquired Core Business Holdings through a share-swap agreement. Because this was a transfer between entities under common control, the transaction was recorded at the transferor’s historical carrying amount of zero in accordance with ASC 805-50. No new basis of accounting was established, no impairment expense was recognized, and the difference between the equity issued and the carrying amount of the net assets transferred was recorded directly in additional paid-in capital.

All transactions were on terms consistent with arm’s-length dealings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide the information required by this Item. However, for informational purposes, the Company notes the following:

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and equity prices. The Company’s primary market risk exposures are as follows:

●	Interest rate risk: The Company’s outstanding convertible promissory notes bear fixed interest rates (10% per annum). Therefore, the Company does not have material exposure to interest rate fluctuations on its debt.

●	Foreign currency risk: The Company has limited international operations, including activities in South Africa (related-party revenue) and Switzerland (Cilandro SA). A portion of future revenues and expenses may be denominated in foreign currencies. However, the Company does not currently hedge foreign currency exposure and does not believe such risk is material to its financial condition or results of operations.
●	The Company does not enter into derivative financial instruments for trading or speculative purposes and does not have significant exposure to commodity prices or other market-driven rates.

The Company will continue to monitor its market risk exposures as its business evolves.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Arax Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arax Holdings Corp. (“the Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholder’s (deficit), and cash flows for each of the years in the two-year period ended October 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024, and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 with the financial statements, the Company has a working capital deficit and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its previously issued financial statements for the year ended October 31, 2023, to correct errors related to accounting for a transaction with a company under common control and the classification of certain software development costs. Our opinion on the financial statements as of October 31, 2023, is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

June 10, 2026

PART 1 – FINANCIAL INFORMATION

Item 1. – Financial Statements

CONSOLIDATED BALANCE SHEETS

(Audited)

	October 31, 2024	October 31, 2023 (As Restated)
ASSETS
Current Assets
Cash	$119,157	$1,448,769
Accounts receivable, net	301,750	—
Total current assets	420,907	1,448,769

Property, plant and equipment, net	906	1,510
Capitalized Software, net	212,407	277,763
Intangible assets	268,000	268,000
Other Assets	—	169,373
TOTAL ASSETS	$902,220	$2,165,414

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$103,298	$100,000
Accrued expenses	397,580	100,378
Due to related party	157,756	157,756
Notes payable	765,000	—
Total current liabilities	1,423,633	358,134

TOTAL LIABILITIES :-	1,423,633	358,134

Commitments and contingencies (Note 10)

STOCKHOLDERS’ DEFICIT:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	10,000	10,000
Common stock, par value $0.0001, 950,000,000 shares authorized, 129,641,074 and 126,160,534 issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	12,964	12,616
Common stock to be issued	33,142	33,142
Additional paid in capital	10,452,313	9,217,019
Accumulated deficit	(11,029,833)	(7,465,496)
TOTAL STOCKHOLDERS’ EQUITY	(521,414)	1,807,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$902,220	$2,165,414

The 2023 amounts have been restated to reflect the accounting corrections described in Note 2 — Restatement of Prior Period Financial Statements. The accompanying notes are an integral part of these audited consolidated financial statements.

ARAX HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED OCTOBER 31, 2024 AND 2023

(Audited)

	Year Ended October 31, 2024	Year Ended October 31, 2023 (As Restated)
Revenue
Revenue	$311,886	$909,176
Revenue- related party	301,750	—
Cost of revenue	—	—
Gross Profit (Loss)	613,636	909,176

Operating expenses:
General and administrative expenses(including stock-based compensation of $724,862 and $1,963,296, respectively)	3,839,240	7,445,821
Depreciation and amortization	65,960	49,096
Total Operating Expenses	3,905,200	7,494,917

LOSS FROM OPERATIONS	(3,291,564)	(6,585,741)

OTHER INCOME (EXPENSE):
Impairment expense	(169,373)	—
Loss on short-term borrowing settlement	(103,400)	—
OID expense	—	(750)
Total Other Expense	(272,773)	(750)

Net loss before taxes	(3,564,336)	(6,586,491)
Income tax provision (benefit)	—	—
Net loss	$(3,564,336)	$(6,586,491)

Net loss per share, basic and diluted	$(0.03)	$(0.10)
Weighted average shares outstanding, basic and diluted	127,808,063	67,779,270

The 2023 amounts have been restated to reflect the accounting corrections described in Note 2 — Restatement of Prior Period Financial Statements. The accompanying notes are an integral part of these audited consolidated financial statements.

ARAX HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

FOR THE YEAR ENDED OCTOBER 31, 2024 AND 2023 (As Restated)

(Audited)

					Common	Additional
	Preferred Stock		Common Stocks		Stocks to be issued	Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	In Capital	Deficit	Equity
Balance as of October 31, 2023	10,000,000	$10,000	126,160,534	$12,616	$33,142	$9,217,019	$(7,465,496)	$1,807,280

Issuance of common stock for services	—	—	618,414	63	—	724,799	—	724,862

Reduction of common stock to be issued for acquisition	—	—	2,176,598	217	—	(217)	—	—

Issuance of common stock for debt treated as a capital contribution	—	—	164,709	16	—	95,359	—	95,375

Issuance of common stock upon conversion of convertible promissory notes	—	—	410,819	41	—	306,278	—	306,319

Issuance of common stock upon conversion of convertible promissory notes settlement of short-term borrowings	—	—	110,000	11	—	109,075	—	109,086

Net Loss	—	—	—	—	—	—	(3,564,336)	(3,564,336)

Balance as of October 31, 2024	10,000,000	$10,000	129,641,074	$12,964	$33,142	$10,452,313	$(11,029,833)	$(521,414)

The 2023 amounts have been restated to reflect the accounting corrections described in Note 2 — Restatement of Prior Period Financial Statements. The accompanying notes are an integral part of these audited consolidated financial statements.

ARAX HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

FOR THE YEAR ENDED OCTOBER 31, 2024 AND 2023 (As Restated)

(Audited)

	Preferred Stock		Common Stocks		Stocks to be issued	Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	In Capital	Deficit	Equity
Balance as of October 31, 2022	10,000,000	$10,000	10,335,294	$10,335	$—	$684,046	$(879,006)	(174,625)

Change in par value of common stock 0.001 to 0.0001	—	—	—	(9,301)	—	9,301	—	—

Issuance of common stock for acquisitions	—	—	90,215,096	9,022	—	(9,022)	—	—

Impairment of Core Business Holdings acquired asset (related party acquisition – Note 5)	—	—	—	—	—	—	—	—

Reduction of common stock to be issued for acquisition	—	—	5,423,752	542	—	(542)	—	—

Issuance of common stock for debt treated as a capital contribution	—	—	110,000	11	—	109,989	—	110,000

Issuance of common stock upon conversion of convertible promissory notes	—	—	2,619,875	261	—	(262)	—	—

Issuance of common stock upon conversion of convertible promissory notes settlement of short-term borrowings	—	—	15,410,791	1,541	30,000	6,463,559	—	6,495,100

Common stock issued for services			2,045,726	205	3,143	1,959,949	—	1,963,297

Net Loss	—	—	—	—	—	—	(6,586,491)	(6,586,491)

Balance as of October 31, 2023	10,000,000	$10,000	126,160,534	$12,616	$33,142	$9,217,019	$(7,465,496)	1,807,280

The 2023 amounts have been restated to reflect the accounting corrections described in Note 2 — Restatement of Prior Period Financial Statements. The accompanying notes are an integral part of these audited consolidated financial statements.

ARAX HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED OCTOBER 31, 2024 AND 2023

(Audited)

	For the year ended October 31, 2024	For the year ended October 31, 2023 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,564,336)	$(6,586,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	103,400	—
Depreciation	604	79
Amortization expense	65,356	49,017
Amortization of debt issuance expense	377	750
Equity based compensation expense - stock	724,862	1,963,296
Impairment loss on Software	169,373	—
Provision for credit losses (allowance)	226,886	—
Changes in operating assets and liabilities
Accounts receivable- related party, net	(528,636)	—
Accounts payable and accrued liabilities	345,502	106,599
Net cash used in operating activities	(2,456,612)	(4,446,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software and development costs	—	(326,780)
Purchase of property, plant and equipment, net	—	(1,589)
Capitalized software and development costs	—	(169,373)

Net cash used in investing activities	—	(497,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,127,000	6,413,260

Net cash provided by financing activities	1,127,000	6,413,260

Net decrease in cash and cash equivalents	(1,329,612)	1,448,769
Cash and cash equivalents, beginning of the year	1,448,769	—
Cash and cash equivalents, end of the year	$119,157	$1,448,769

Supplemental disclosure of Noncash financing and investing activities:
Issuance of common stock upon conversion of convertible promissory notes	268,005	6,495,100
Non-cash proceeds from short-term borrowings	44,000	—
Issuance of common stock upon settlement of debt	147,400	—
Issuance of common stock for debt treated as a capital contribution	95,375	—
Issuance of common stock for intangible assets related to the Cilandro acquisition	$—	$110,000

The 2023 amounts have been restated to reflect the accounting corrections described in Note 2 — Restatement of Prior Period Financial Statements. The accompanying notes are an integral part of these audited consolidated financial statements.

ARAX HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Arax Holdings Corp. (“the Company”) is a Nevada corporation incorporated on February 23, 2012.

The Company currently has operation from a growing business in the software development and integration marketplace.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2024, and the results of its operations and its cash flows for the year ended October 31, 2024 and 2023. The balance sheet as of October 31, 2023 (as restated), is derived from the Company’s audited financial statements.

The consolidated financial statements include the accounts of Arax Holdings Corp. and its wholly owned subsidiaries, Core Business Holdings and Cilandro SA. All intercompany transactions and balances have been eliminated in consolidation.

All amounts are presented in whole dollars. Minor differences due to rounding may exist

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

Capitalized Software Development Costs: The Company capitalizes internal-use software development costs under  ASC 350-40 once technological feasibility is established and the software is placed in service (February 10, 2023). Costs incurred prior to technological feasibility are expensed as incurred. See Note 6 for the complete roll forward, amortization, and AJE details

Cash

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of October 31, 2024. The Company has cash equivalents of $119,157 as of October 31, 2024.

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

The Company provides a range of services through various formats, including subscription-based access to browser- based software platforms. These platforms facilitate interactions between customers, enterprise clients, and other entities, utilizing blockchain technology for secure and transparent transactions.

● Service Offerings: Include software subscriptions that require secure access, enabling user interactions via blockchain networks

● Use Cases: The Company develops tailored solutions, known as Use Cases, which can incorporate both physical inventory and software components. These are customized for each client

● Cost Sharing: In some instances, the Company co-invests in the initial setup infrastructure costs with government or enterprise partners.

● Revenue Model: Primarily, revenue is derived from subscription fees and transaction fees associated with blockchain interactions, rather than from the initial infrastructure investments

Contract Assets

The Company does not have any contract assets. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Accounts Receivable

On November 1, 2023, the Company adopted ASC 326, “Financial Instruments – Credit Losses.” In accordance with ASC 326, an allowance for credit losses is maintained for estimated lifetime expected credit losses on accounts receivable.

The Company’s accounts receivable consists entirely of a related-party receivable from Gut Moravia. Management assesses collectability based on the customer’s financial condition, payment history, and known factors regarding the individual receivable. The Company has recorded an allowance for credit losses of $453,837 as of October 31, 2024, and $226,951 as of October 31, 2023.

Past-due status is determined based on contractual payment terms. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company generally does not require collateral.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining periods of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended October 31, 2024 and 2023 was $604 and $79, respectively

Concentration of Credit Risk and Significant Customers and Vendors

For the year ended October 31, 2024, three customers accounted for approximately 100% of total revenue (Gut Moravia 49%, Fashion 57 Ave Inc. 41%, and Kent Devries Trust 10%). For the year ended October 31, 2023, the Company had only one customer that accounted for 100% of total revenue.

Research and Development

The Company expenses research and development costs, including costs as incurred in accordance with ASC 730-10. Software development costs for internal-use software are accounted for under ASC 350-40. Qualifying application development stage costs are capitalized and amortized over five years; preliminary project and post-implementation costs are expensed as research and development.

In 2024, the Company re-evaluated costs previously classified under ASC 985-20 and determined they should be accounted for as internal-use software under ASC 350-40. As a result, $777,857 of non-qualifying costs were expensed as research and development (2023: $0)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were not material for the years ended October 31, 2024 and 2023, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (ASC 820).

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and, in prior periods, derivative liabilities associated with convertible notes. Cash is measured at fair value on a recurring basis. All other financial instruments are carried at amortized cost, which approximates fair value due to their short-term nature.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of October 31, 2024 and 2023:

Description	Level 1	Level 2	Level 3	Total
Cash – October 31, 2024	$119,157	$—	$—	$119,157
Cash – October 31, 2023	1,448,769	—	—	1,448,769
Derivative liabilities – October 31, 2024	—	—	—	—
Derivative liabilities – October 31, 2023	—	—	—	—

There were no transfers between Level 1, Level 2, or Level 3 during the years ended October 31, 2024 and 2023. The Company did not elect the fair value option for any financial instruments.

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

Level 3 - Unobservable inputs for the asset or liability

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short -term nature.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of October 31, 2023.

For the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the year ended October 31, 2023:

Ending balance, October 31, 2022	$—
Initial recognition of derivative liability:	1,047,879
Re-measurement adjustments:
Change in fair value of derivative liability	(1,047,879)
Ending balance, October 31, 2023	$—

The fair value of the derivative liability was estimated using binomial option-pricing model with the following assumptions:

October 31, 2023
Stock Price on Valuation Date	$0.7
Risk-Free Rate	5.53%
Volatility	307.56%
Term	2.5 years
Conversion price	$0.2

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

Software Development Costs

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 350-40 (Internal use Software) As per the GAAP guidance Arax’s BaaP documentation (e.g., URS for vehicle diagnostics/DePIN integration), we concur that ASC 350-40 is the appropriate codification. BaaP operates as a hosted SaaS platform where customers access services without taking possession or running the software independently, aligning with internal-use criteria.

We reject our prior external-use classification under ASC 985-20, as it assumed customer “marketing rights” or independent operation, which does not apply to BaaP’s service model. This memo outlines the rationale, required adjustments to FY2024 financials (e.g., capitalization stages, amortization over 5-year life), impairment implications, and proposed journal entries. Restatement of prior periods (e.g., FY2023) may be needed if material; we defer to your assessment.

ASC 350-40 applies to costs for software developed/obtained for internal use, including hosted arrangements where the entity (Arax) controls operations and customers access via service contracts (e.g., API integrations for DePIN/carbon trading). Key factors confirming applicability:

●	No Customer Possession: SaaS/blockchain platforms like BaaP—where users interact remotely without downloading/running code—fall under internal-use, not ASC 985-20 (which requires deliverable copies for sale/lease). BaaP’s URS (Apr 2024) describes client access via Core Blockchain connectors/oracles, not independent execution.

●	Development Stages: ASC 350-40 structures costs into: (1) Preliminary project (expense all); (2) Application development (capitalize qualifying post-feasibility costs); (3) post-implementation (expense). Our prior ASC 985-20 memo (timeline: pre-2022 R&D expensed; post-Dec 2022 capitalized) aligns partially, but BaaP’s service-oriented design fits internal-use better.

●	GAAP Precedents: FASB ASU 2025-06 (effective FY2026, early adoptable) clarifies non-sequential stages and capitalization thresholds for internal software, including cloud/SaaS (e.g., implementation costs capitalized if enhancing functionality). Examples: Manufacturing firms capitalizing ERP platforms; blockchain DePIN tools as internal infrastructure. SEC Reg S-X (Rule 5-02) supports net presentation without reclassification mandates.

●	Rejection of Prior Position: Our indefinite-life/external-use memos (FY2024 and FY2023) emphasized “market longevity” and post-feasibility, but overlooked the hosted model—customers do not “take possession”. Indefinite life is rare for tech (rapid obsolescence); we now adopt a finite 5-year useful life (ASC 350-40-35-4: based on BaaP’s adaptive but evolving blockchain/AI/IoT integration, per design memo).

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

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties, if any, related to income tax matters in income tax expense.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

ASC 815 “Derivatives and Hedging” generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

ASC 815-40 provides that generally if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

Loss per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive.

The conversion of 10,000,000 Series A preferred shares (10-for-1 basis, or 100,000,000 common shares) and the shares issuable upon conversion of the $615,000 principal balance of outstanding convertible promissory notes were excluded from the diluted loss per share computation because their effect was anti-dilutive for the years ended October 31, 2024, and 2023

Recently Issued Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance did not have any impact on the Company’s segment reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Entities will be required to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The standard also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard will be effective for annual periods in fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025 with early adoption permitted. The Company is continuing to assess the potential impacts of the standard, and it does not expect this pronouncement to have a material effect on its financial statements, other than the required changes to the income tax disclosures.

Segment reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer serves as the CODM and reviews and assesses the performance of the Company as a whole (single reportable segment). This reflects our integrated operations centered on software, blockchain, and fintech solutions, as described on our websites (arax.cc and codetech.cc), including traditional software/logistics services (e.g., to South African clients), Blockchain as a Platform (BaaP) ecosystem (e.g., Core Blockchain platforms for tokenization, digital identity via Core Pass, and integrations with AI/IoT/ERP), and fintech offerings (e.g., CBDCs via Cilandro licenses, commodity trade/finance platforms, age verification, and sector-specific solutions in financial services, government, manufacturing, energy, healthcare, agriculture, and e-commerce).

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) to assess overall financial health, including non-operating impacts (e.g., impairments), and operating income (loss) for core operational efficiency, as part of internal planning, forecasting, and resource allocation (e.g., prioritizing blockchain R&D over legacy services based on growth potential). Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other items are provided to the CODM on the same basis as the consolidated financial statements, without intersegment eliminations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented.

Significant Segment Expenses and Other Items (Single Segment)

The Company operates as a single operating segment.  The Chief Operating Decision Maker (CODM) reviews consolidated financial information, including net loss, to make decisions about resource allocation and assess performance. Significant segment expenses regularly provided to the CODM are as follows:

Description	2024	2023 (As Restated)
General and administrative expenses	$3,114,378	$5,482,524
Stock-based compensation	$724,862	$1,963,296

Other segment items primarily consist of non-cash impairment loss on capitalized software development costs ($169,373 in 2024) and loss on debt settlement ($103,400 in 2024). These items, together with other income and expense, reconcile operating loss to net loss as follows:

●	Operating loss: $(3,291,564) - 2024

●	Plus non-cash impairment and debt settlement loss: $272,773

●	Net loss: $(3,564,336) - 2024

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 5, the Company restated its October 31, 2023, financial statements to correct the accounting for the common-control asset acquisition of Core Business Holdings under ASC 805-50. The acquisition was originally recorded with an impairment loss; it has now been recharacterized as a direct equity adjustment with no income-statement impact. The non-cash restatement reduced 2023 assets by $4,982,519 and stockholders’ equity by $5,082,519 (recharacterization to equity), impacting year-over-year comparability of asset balances but not 2024 operations, liquidity, or cash flows. Management enhanced internal controls over common-control acquisitions to prevent recurrence

Effects on October 31, 2023, balance sheet:

Line Item	As Previously Reported	Adjustment	As Restated
Capitalized Software Development Costs, net	$5,033,332	(4,755,569)	$277,763
Total Assets	7,147,934	(4,982,519)	2,165,415
Accumulated Deficit	(19,422,584)	11,957,088	(7,465,496)
Stockholders’ Equity	6,889,800	(5,082,519)	2,165,415

Management concluded these errors were material to the prior period but do not impact the current year’s results beyond comparatives. No fraud or intentional misconduct was involved

The following table set forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheet as of October 31, 2023.

ARAX HOLDINGS CORP.
BALANCE SHEETS

	October 31, 2023	Adjustments	October 31, 2023 (As Restated)
ASSETS:
Current Assets:
Cash	$1,448,769	$—	$1,448,769
Accounts Receivable	226,951	(226,951)	—
Total current assets	1,675,720	(226,951)	1,448,769

Property, plant and equipment, net	1,510	—	1,510
Software development	5,033,332	(4,755,569)	277,763
Long-term investments	437,372	(437,372)	—
Intangible assets, net	—	268,000	268,000
Other assets	—	169,373	169,373
TOTAL ASSETS	$7,147,934	$(4,982,519)	$2,165,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$100,000	$100,000
Accrued expenses	100,378	—	100,378
Due to related party	57,756	100,000	157,756
Other current liabilities	100,000	(100,000)	—
Notes payable	—	—	—
Total current liabilities	258,134	100,000	358,134

TOTAL LIABILITIES	258,134	100,000	358,134

STOCKHOLDERS’ DEFICIT:
Preferred Stock Series A, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2023.	10,000	—	10,000
Common stock, par value $0.001, 950,000,000 shares authorized, 126,160,534 issued and outstanding as of October 31, 2023.	126,160	(113,544)	12,616
Common stock to be issued	—	33,142	33,142
Additional paid-in-capital	26,176,224	(16,959,205)	9,217,019
Accumulated deficit	(19,422,584)	11,957,088	(7,465,496)
TOTAL STOCKHOLDERS’ DEFICIT	6,889,800	(5,082,519)	1,807,281

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,147,934	$(4,982,519)	$2,165,415

The following table set forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statement of operations for the year ended October 31, 2023.

ARAX HOLDINGS CORP.
STATEMENT OF OPERATIONS
			October 31, 2023
	October 31, 2023	Adjustments	(As Restated)
Revenues
Revenues	$909,176	$—	$909,176
Cost of sales	—	—	—
Gross Profit (Loss)	909,176	—	909,176

Operating expenses:
Administrative expenses	811,639	(811,639)	—
Administrative expenses -officers	90,000	(90,000)	—
General and administrative expenses	—	7,445,821	7,445,821
Depreciation and amortization	—	49,097	49,097
Total operating expenses	901,639	6,593,278	7,494,917

Loss from operations	7,537	(6,593,278)	(6,585,741)

Other income (expense):
Impairment of assets	(18,550,285)	18,550,285	—
Other income (expense)	(830)	80	(750)
Total other income (expense)	(18,551,115)	18,550,365	(750)

Net loss before taxes	(18,543,578)	9,944,693	(6,586,491)
Income tax provision (benefit)	—	—	—
Net loss	$(18,543,578)	$9,944,693	$(6,586,491)

Net loss per share, basic and diluted	$(0.22)		$(0.097)
Weighted average shares outstanding, basic and diluted	82,811,424		67,779,270

The following table set forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of cash flow for the year ended October 31, 2023

ARAX HOLDINGS CORP.
CASH FLOWS

	October 31, 2023	Adjustments	October 31, 2023 (As Restated )
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,543,578)	$11,957,087	$(6,586,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	—	750	750
Depreciation and amortization expense	—	49,017	49,017
Equity based compensation expense - stock	—	1,963,296	1,963,296
Changes in operating assets and liabilities
Accounts receivable	(226,951)	226,951	—
Accounts payable and accrued liabilities	(85,785)	192,384	106,599
Net cash used in operating activities	(18,856,314)	14,389,485	(4,466,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software and development costs	(5,033,332)	4,706,552	(326,780)
Purchase of property, plant and equipment, net	—	(1,589)	(1,589)
Long-term investments	(269,589)	100,226	(169,373)
Net cash used in investing activities	(5,302,921)	4,974,552	(497,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	6,413,260	6,413,260
Proceeds from short-term borrowings	—	—	—
Net cash provided by financing activities	—	6,413,260	6,413,260

Net Increase in cash and cash equivalents	1,448,768	1	1,448,769
Cash and cash equivalents, beginning of the year	—	—	—
Cash and cash equivalents, end of the year	$1,448,768	$1	$1,448,769

Supplemental disclosure of Noncash financing and investing activities:
Issuance of common stock upon conversion of convertible promissory notes	—	6,495,100	6,495,100
Purchase of intangible assets related to the Cilandro acquisition	—	158,000	158,000
Issuance of common stock for intangible assets related to the Cilandro acquisition	$—	$110,000	$110,000

Supplemental cash flow information

	October 31, 2024	October 31, 2023
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of.

The Company has incurred operating losses since inception. As of October 31, 2024, the Company had a working capital deficit of $(1,002,726) and an accumulated deficit of $(11,029,833).

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include revenue growth from blockchain platforms, strategic acquisitions, and additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - REVENUES

Revenues

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services (ASC 606).For the year ended October 31, 2024, the Company reported total revenue of $613,636, of which $301,750 was generated from Gut Moravia, a related party. For the year ended October 31, 2023, revenue totaled $909,176.The decrease in revenue for the year ended October 31, 2024 compared to the prior year is primarily due to the timing of completion of specific projects.

Service Offerings and Revenue Recognition

●	Service Offerings: The Company provides software subscriptions that grant customers secure, ongoing access to the BaaP blockchain platform, enabling user interactions via blockchain networks. The primary performance obligation is the continuous delivery of platform access and related support services, which is satisfied ratably over the subscription term.
●	Use Cases: The Company develops tailored solutions, known as Use Cases, which can incorporate both physical inventory and software components and are customized for each client. Performance obligations include the delivery of the customized software solution, implementation services, and any ongoing support, satisfied over time as the work is performed or upon client acceptance and go-live.
●	Cost Sharing Arrangements: In certain cases, the Company co-invests in initial setup infrastructure costs with government or enterprise partners. These arrangements are evaluated to determine whether they represent a contract with a customer under ASC 606 or a collaborative arrangement; when they qualify as customer contracts, the related performance obligations are satisfied over time as the infrastructure is deployed and made available.
●	Revenue Model: Revenue is primarily derived from subscription fees for platform access (recognized ratably over the subscription term) and transaction fees associated with blockchain interactions (recognized at the time the transaction is processed). Typical payment terms are net 30 days from the date of invoice. Related-party receivables are subject to ongoing monitoring and collection efforts consistent with the Company’s credit loss policy.

Disaggregation of Revenue

The following tables provide a disaggregation of revenue by major product line and timing of revenue recognition for the periods presented:

Product Line	October 31, 2024	October 31, 2023
BaaP Software Modules	$101,250	$150,014
Consulting and Integration Services	81,000	120,011
Subscription Services	20,250	30,003
Software and Logistics Services	411,136	609,148
Total	$613,636	$909,176

NOTE 5 – ASSETS ACQUSITION

Core Business Holdings Acquisition

On December 30, 2022, the Company completed the acquisition of Core Business Holdings through a share swap agreement. The transaction was between entities under common control and, therefore, was accounted for as a common-control transfer under ASC 805-50 using carryover basis. The net assets acquired had a carrying amount of zero in the transferor’s records. Accordingly, no new basis of accounting was established, and no gain, loss, or impairment expense was recognized in the income statement. The equity issued was recorded at the carrying amount of the net assets transferred (zero), with the difference recorded directly in additional paid-in capital.

This acquisition is further discussed in Note 2 – Restatement of Prior Period Financial Statements.

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

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes qualifying internal-use software development costs under ASC 350-40. Costs incurred during the application development stage are capitalized and amortized on a straight-line basis over the estimated useful life of five years once the software is placed in service.

Amortization expense related to capitalized software for the years ended October 31, 2024 and 2023 was $65,356 and $49,017, respectively. The Company recorded an impairment charge of $169,373 on capitalized software during the year ended October 31, 2024.

Roll forward-

Description	Gross Carrying	Accumulated Amortization	Accumulated Impairment	Net Carrying
Balance 10/31/2023 (As restated)	326,780	(49,017)	—	277,763
Impairment loss	—	—	(169,373)	(169,373)
Amortization expense	—	(65,356)	—	(65,356)
Balance 10/31/2024	$326,780	$(114,373)	$(169,373)	$212,407

NOTE 7 – INTANGIBLE ASSETS

As of October 31, 2024 and October 31, 2023, respectively, the Company had $268,000 of recognized indefinite lived intangible assets, which consist of customer contract assets from acquisitions and costs capitalized. These assets are not amortized and are evaluated routinely for potential impairment. If a determination is made that the in tangible asset is impaired after performing the initial qualitative assessment, the asset’s fair value will be calculated and compared with the carrying value to determine whether an impairment loss should be recognized. The Company did not recognize any intangible asset impairment charges during the years ended October 31, 2024 or 2023.

●	Undo Studios SA (Nemesis Project) – Abandoned Letter of Intent and Related Advances

In August 2023, the Company entered into a non-binding letter of intent (“LOI”) with Undo Studios SA regarding its Nemesis Project, with subsequent addendums executed throughout 2023. The LOI contemplated various potential transaction structures, including equity investments, token purchases, and service arrangements. However, the parties were unable to reach agreement on definitive transaction terms.

During fiscal year 2023, the Company advanced a total of $289,372.51 to Undo Studios SA, primarily as bridge financing in anticipation of a potential transaction closing. Of this amount, $169,732 was initially capitalized as preliminary software development costs based on management’s expectation that the Company would integrate certain metaverse technologies from the arrangement. The remaining $119,640.51 was expensed as incurred.

By the fourth quarter of fiscal year 2024, it became evident that the contemplated transaction would not proceed. Contributing factors included the lack of access to promised technology, absence of required financial information from Undo Studios SA, and the inability to establish a clear path toward transaction completion. Consequently, management determined to abandon the LOI and cease pursuit of the transaction.

NOTE 8 - DEBT

Convertible Notes

During the year ended October 31, 2024, the Company issued convertible promissory notes for total cash proceeds of $765,000. These notes bear interest at ten percent (10%) per annum, accruing from the date of issuance until maturity two years from the initial borrowing date.

After two days from the effective date of each note, the holder may convert the outstanding principal (in whole or in part) into shares of common stock. For the first 60 days following issuance, the conversion price ranges from $0.55 to $0.80 per share (as specified in each individual note). Thereafter, the conversion price is 80% of the average of the lowest three closing prices of the Company’s common stock during the 10 consecutive trading days prior to the conversion date.

During the year ended October 31, 2024, holders converted $150,000 of principal into 575,528 shares of common stock at conversion rates between $0.55 and $0.80 per share.

As of October 31, 2024, the outstanding principal balance on the remaining convertible notes is $615,000.

Short-Term Borrowings

On May 1, 2024, the Company received a short-term borrowing of $44,000 from David Furtado. This amount was paid directly to the Company’s former auditor and did not pass through the Company’s bank accounts (non-cash to the Company). The borrowing was settled on May 10, 2024 by issuing 110,000 shares of common stock. The fair value of the shares issued was $147,400, resulting in a loss on extinguishment of debt of $103,400 recorded in other expense.

On August 3, 2024, the Company received $100,000 as a short-term borrowing bearing interest at 10% per month, maturing November 2, 2024. The outstanding balance as of October 31, 2024 is $100,000.On August 29, 2024, the Company received $50,000 as a short-term borrowing bearing interest at 10% per month, maturing November 2, 2024. The outstanding balance as of October 31, 2024 is $50,000.

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of $0.001 par value, preferred stock. As of October 31, 2024 and October 31, 2023 there were 10,000,000 shares of preferred stock issued and outstanding.

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

Common Stock

The Company has authorized 950,000,000 shares of $0.0001 par value, common stock. As of October 31, 2024, and October 31, 2023 there were 129,641,074 and 126,160,534 shares of common stock issued and outstanding.

During the year ended October 31, 2023, the Company amended its Articles of Incorporation to change the par value of its common stock from $0.001 to $0.0001 per share. This change had no effect on the number of shares authorized, issued, or outstanding, nor on the total stockholders’ equity. All prior-period share and per-share amounts have been retroactively adjusted to reflect the new par value.

2024 Activity

During the year ended October 31, 2024, the Company issued 3,480,540 shares of common stock, as follows:

●	618,414 shares for services, recognized as stock-based compensation expense of $724,862.
●	2,176,598 shares (valued at $1,440,000) in connection with the Core Business Holdings acquisition (reduction of common stock to be issued – see Note 5).
●	410,819 shares upon conversion of $306,319 of convertible promissory notes.
●	110,000 shares to settle a short-term borrowing (fair value $147,400 – see Note 8).
●	164,709 shares upon conversion of $95,375 of notes treated as a capital contribution.

All transactions are fully reflected in the Consolidated Statement of Changes in Stockholders’ Equity.

2023 Activity

●	Issuance of common stock in connection with acquisition — The Company issued 90,215,096 shares of common stock and agreed to issue additional shares valued at $3,322,000 in connection with the acquisition of Core Business Holdings (see Note 5). Because this was a common-control transfer under ASC 805-50, the equity issued was recorded at the carrying amount of the net assets transferred (zero), with the difference recorded directly in additional paid-in capital and no income-statement impact.
●	Issuance of common stock for debt treated as a capital contribution — The Company issued 110,000 shares of common stock in settlement of debt treated as a capital contribution.

●	Issuance of common stock upon conversion of convertible promissory notes — The Company issued 15,410,791 shares upon conversion of $6,495,100 of convertible notes payable and 2,619,875 shares upon conversion of $550,284 of convertible notes.
●	Issuance of common stock for services — The Company issued 2,045,726 shares for consulting services, recognized as stock-based compensation expense of $1,963,297.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of October 31, 2024, and October 31, 2023, no amounts have been accrued related to such indemnification provisions.

NOTE 11 – ADVANCES FROM RELATED PARTY

An entity controlled by the Company’s Chairman has advanced an aggregate of $157,756 to the Company as of October 31, 2024 and October 31, 2023. These funds were used to pay corporate expenses of the Company, and the payments were made directly to the vendors by this entity.

In determining the transaction price allocated to performance obligations, the Company considers the terms of the contracts and its customary business practices. Significant judgment is required in determining whether performance obligations are satisfied over time or at a point in time, and the measurement of progress toward complete satisfaction of performance obligations.

NOTE 12 – ALLOWANCE FOR CREDIT LOSSES

The Company applies ASC 326-20 to accounts receivable. The allowance for credit losses is based on specific risk characteristics of individual receivables, including payment history and financial condition.

As of October 31, 2024, accounts receivable totaled $301,750 and consisted entirely of a related-party receivable from Gut Moravia. The Company recorded a provision for credit losses of $226,886 during the year ended October 31, 2024. The Company recorded a provision for credit losses of $453,837 as of October 31, 2024 and $226,951 as of October 31, 2023.

Past due status is determined based on contractual payment terms. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company generally does not require collateral.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has evaluated events occurring subsequent to October 31, 2024, through the date these financial statements were issued (June 10, 2026).

Subsequent to October 31, 2024, the Company issued additional convertible promissory notes totaling $2,024,009 bearing 10% annual interest. These notes are convertible into shares of the Company’s common stock on terms consistent with prior issuances. Noteholders submitted conversion notices covering the full principal and accrued interest. As of the date of this report, the Company has issued 47,348,134 shares of common stock upon conversion of these notes.

In addition, pursuant to an advisory agreement and extensions with Victor Vega for board advisory services, the Company issued 6,000,000 shares of common stock as compensation for services rendered.

No other events have occurred that require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 27, 2026, the Company dismissed BF Borgers CPA, P.C. (“BF Borgers”) as its independent registered public accounting firm and engaged Fruci & Associates II, PLLC as its new independent registered public accounting firm for the audit of the financial statements for the fiscal year ended October 31, 2024.

The decision to change auditors was necessitated by the Securities and Exchange Commission’s enforcement action against BF Borgers and its principal, Benjamin F. Borgers, CPA (SEC Release Nos. 11283, 100053, and Accounting and Auditing Enforcement Release No. 4500, dated May 3, 2024). In that action, the Commission barred BF Borgers from appearing or practicing before the Commission as an accountant.

During the fiscal years ended October 31, 2023 and 2024 and the subsequent interim periods through the date of dismissal, there were no disagreements with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of BF Borgers, would have caused it to make reference to the subject matter of the disagreement in its report on the Company’s financial statements.

The dismissal of BF Borgers and the engagement of Fruci & Associates II, PLLC were approved by the Company’s Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES

Management evaluated internal control over financial reporting using the COSO 2013 framework. Material weaknesses were noted, including limited segregation of duties due to small staff size, the absence of an independent audit committee, lack of formal written policies and procedures, and financial reporting prepared with the assistance of external consultants. The Company’s remediation plan includes hiring additional accounting personnel following a significant acquisition or financing event, adopting formal policies and procedures, and establishing an audit committee.

As of October 31, 2024, the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our control environment and financial reporting process.

A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). In evaluating the effectiveness of our internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Management identified material weaknesses consisting of: (1) insufficient segregation of duties due to limited staff, (2) no independent audit committee, (3) lack of written internal control policies and procedures, and (4) financial reporting conducted with external consultant assistance. Management also noted a material weakness in the initial accounting for software costs (ASC 985-20 misclassification), which led to FY2024 adjustments. Remediation includes enhanced ASC 350-40 training and consultant review procedures for FY2025.

The Company plans to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for internal control over financial reporting, and hiring additional accounting personnel following a significant financing or acquisition event.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, position, and principal occupation of each of our current directors and executive officers as of the date of this report:

Name	Age	Position
Michael Pieter Loubser	67	Chairman of the Board and Chief Executive Officer
Ockert Cornelius Loubser	41	Chief Operations Officer and Director
Christopher D. Strachan	62	Chief Financial Officer and Director
Rastislav Vašička	41	Chief Information Officer / Chief Technology Officer and Director

Family Relationships

Michael Pieter Loubser is the father of Ockert Cornelius Loubser.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers have been involved in any legal proceedings that would be material to an evaluation of their ability or integrity to serve as a director or executive officer.

Corporate Governance

The Company is a smaller reporting company and does not have a separately designated audit committee, compensation committee, or nominating committee. The Board of Directors performs the functions typically assigned to these committees. The Board currently consists of two directors. The Company has not adopted a formal code of ethics or whistleblower policy at this time due to its small size and limited resources. Management intends to adopt appropriate governance policies as the Company grows.

Delinquent Section 16(a) Reports

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation accrued or paid to our named executive officers for the fiscal year ended October 31, 2024. Due to limited working capital, substantially all executive compensation has been deferred and remains unpaid, with compensation accrued during the period. No cash payments were made to any named executive officer in fiscal 2024

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Other Compensation	Total
Michael Loubser Chief Executive Officer	2024	—		—	—	—	—	—
Christopher Strachan Chief Financial Officer	2024	180,000	*	—	—	—	—	180,000
Ockert Loubser Chief Operations Officer	2024	—		—	—	—	—	—
Rastislav Vasicka Chief Information/Technology Officer	2024	—		—	—	—	—	—
Michael Loubser Chief Executive Officer	2023	—		—	—	—	—	—
Christopher Strachan Chief Financial Officer	2023	90,000	*	—	—	—	—	90,000
Ockert Loubser Chief Operations Officer	2023	—		—	—	—	—	—
Rastislav Vasicka Chief Information/Technology Officer	2023	—		—	—	—	—	—

* Represents amounts accrued but not paid during fiscal 2024 and 2023. All compensation for named executive officers has been deferred due to the Company’s limited cash resources.

The Company has not finalized employment agreements with any named executive officer. Compensation for our executives has been limited and primarily deferred due to working capital constraints. During fiscal 2024, the following compensation was accrued (but remains unpaid):

●	Chief Financial Officer: $180,000

No bonuses, equity awards, or other incentives were granted or paid.

The Company intends to accrue executive compensation beginning in fiscal 2025 at the following annual rates, subject to available funding and board approval: Chief Executive Officer $350,000; Chief Financial Officer $250,000; Chief Operations Officer $300,000; and Chief Information/Technology Officer $250,000. Actual payments remain subject to the Company’s financial condition and cash flow priorities.

We do not maintain any pension, retirement, or nonqualified deferred compensation plans for executives at this time.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of May 10, 2026 (the most recent practicable date), by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director and named executive officer, and (iii) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. Shares issuable upon conversion of the Series A Preferred Stock are deemed outstanding for purposes of computing the percentage ownership of the holder but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially owned (1)	Percent of Class (2)
Michael Pieter Loubser, Ockert Cornelius Loubser, and Rastislav Vasicka – MORR Investments (3)	189,344,805	63.423%
Christopher D. Strachan - Strachan @ Associates	1,786,896	0.900%
Victor Vega	14,050,433	7.077%
Maximilian Willmann	23,196,658	11.684%
All directors and executive officers as a group (4 persons)	191,131,701	64.022%

(1) Includes shares issuable upon conversion of securities exercisable or convertible within 60 days of June 9, 2026.

(2) Based on 201,585,818 shares of common stock issued and outstanding as of June 9, 2026.

(3) Includes all 10,000,000 shares of Series A Preferred Stock, convertible on a 10-for-1 basis into 100,000,000 shares of common stock, which together provide significant voting control of the Company.

Equity Compensation Plans

The Company does not maintain any equity compensation plans as of October 31, 2024.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The Company had the following material related-party transactions during the years ended October 31, 2024 and 2023 (see Notes 4, 5, 8, 11 and 12):

●	Revenue from Gut Moravia (related party): $301,750 (2024) and $0 (2023).

●	Advances from an entity controlled by the Chairman: $157,756 outstanding as of both October 31, 2024 and October 31, 2023.

●	Acquisition of Core Business Holdings accounted for as a common-control transfer under ASC 805-50 (see Note 5).

All related-party transactions were on terms consistent with arm’s-length dealings and were approved by the Board of Directors.

Director Independence

The Company is a smaller reporting company and currently has four directors: Michael Pieter Loubser Christopher D. Strachan., Ockert Cornelius Loubser, and Rastislav Vasicka No director is considered independent under the independence standards of NASDAQ or the NYSE because of their executive officer positions and significant shareholdings. The Board performs the functions of the audit, compensation, and nominating committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed by Fruci & Associates II, PLLC for professional services rendered to the Company for the years ended October 31, 2024 and 2023:

Category	2024	2023
Audit fees plus xx Fruci	$49,657	$26,500
Audit - Related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$49,657	$26,500

All services were pre-approved by the Board of Directors in accordance with the Company’s pre-approval policy.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

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

Arax Holdings Corp
(Registrant)

Date: June 10, 2026	By:	/s/ Michael Loubser
Michael Loubser, Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2026	By:	/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer (Principal Financial Officer)